Form 10-Q
period 1996-03-31
CARR GOTTSTEIN FOODS CO
filed 1996-05-15
CIK 871891

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
                         -----------------------------------

(Mark One)

[  X  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Quarterly Period Ended March 31, 1996
                                          or

[     ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from to

                            Commission File Number 1-12116

                               CARR-GOTTSTEIN FOODS CO.
                (Exact name of registrant as specified in its charter)


              Delaware                                 920135158
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

                                    6411 A Street
                               Anchorage, Alaska  99518
                       (Address of principal executive offices)

         Registrant's telephone number, including area code:  (907) 561-1944

    Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  [  X  ]   No  [     ]

    The number of shares of the registrant's Common Stock outstanding at May 10, 1996 was 7,809,496 shares.



                                    EXHIBIT INDEX
                                  APPEARS AT PAGE 10


                                     Page 1 of 16
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                               CARR GOTTSTEIN FOODS CO.
                                   AND SUBSIDIARIES

                                      FORM 10-Q

                    For the Quarterly Period Ended March 31, 1996

                                        INDEX




PART I.  FINANCIAL INFORMATION                                       Page

  Item 1. Financial Statements

       a) Consolidated Balance Sheets
          as of March 31, 1996 (unaudited) and December 31, 1995       1

       b) Consolidated Statements of Operations for the 13 weeks
          ended March 31, 1996 (unaudited) and April 2, 1995
          (unaudited)                                                  2

       c) Consolidated Statements of Cash Flows for the 13 weeks
          ended March 31, 1996 (unaudited) and April 2, 1995
          (unaudited)                                                  3

       d) Notes to Consolidated Financial Statements (unaudited)       4

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations (unaudited)             11

PART II.  OTHER INFORMATION                                           13


SIGNATURES                                                            14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Consolidated Balance Sheets
- - --------------------------------------------------------------------------------
AMOUNTS IN THOUSANDS
- - --------------------------------------------------------------------------------

                                                      MARCH 31,   DECEMBER 31,
                                                       1996            1995
- - --------------------------------------------------------------------------------
ASSETS                                                (unaudited)
Current assets:
  Cash and cash equivalents                           $  4,343       $  2,817
  Accounts receivable, net                              18,426         17,853
  Income taxes receivable                                  674            164
  Inventories                                           53,535         50,505
  Deferred taxes                                         1,756          1,756
  Prepaid expenses and other current assets              3,357          2,881
- - --------------------------------------------------------------------------------
    Total current assets                                82,091         75,976
Property, plant and equipment, at cost, net of
  accumulated depreciation                             150,947        152,836
Intangible assets, net of accumulated amortization      93,872         94,589
Other assets                                            12,358         13,219
- - -------------------------------------------------------------------------------
                                                      $339,268       $336,620
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 39,851       $ 35,986
  Accrued expenses                                      15,640          7,352
  Current maturities of long-term debt                   3,359          3,551
  Revolving line of credit                               8,000         16,000
  Estimated obligation for self-insurance                2,936          2,794
- - --------------------------------------------------------------------------------
    Total current liabilities                           69,786         65,683

Long-term debt, excluding current maturities           234,781        234,740
Estimated obligation for self-insurance                  1,536          1,536
Deferred tax liability                                     488            488
Other liabilities                                        1,952          1,871
- - --------------------------------------------------------------------------------
    Total liabilities                                  308,543        304,318
- - --------------------------------------------------------------------------------

Stockholders' equity:
  Common stock, $.01 par value, authorized 25,000
     shares, issued 9,736 shares                            97            97
  Additional paid in capital                            52,607        52,595
  Stock subscriptions receivable                             -           (44)
  Deficit                                               (9,367)       (7,734)
- - --------------------------------------------------------------------------------
                                                        43,337        44,914
  Less treasury stock, 1,876 shares, at cost            12,612        12,612
- - --------------------------------------------------------------------------------

    Total stockholders' equity                          30,725        32,302
- - --------------------------------------------------------------------------------
Commitments and contingencies
- - --------------------------------------------------------------------------------
                                                     $ 339,268     $ 336,620
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                          1

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
- - --------------------------------------------------------------------------------
AMOUNTS IN THOUSANDS (EXCEPT PER SHARE DATA)
- - --------------------------------------------------------------------------------

                                                 MARCH 31,      APRIL 2,
                                                  1996            1995
- - --------------------------------------------------------------------------------
                                               (Unaudited)
SALES                                          $  142,808      $  139,069
Cost of merchandise sold, including
    warehousing and transportation expenses       102,705          95,497
- - --------------------------------------------------------------------------------
       Gross profit                                40,103          43,572
Operating and administrative expenses              35,435          37,598
- - --------------------------------------------------------------------------------
OPERATING INCOME                                    4,668           5,974
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

Other income (expense):
  Interest expense, net                            (6,957)         (3,417)
  Gain (loss) on disposals of property
    and equipment                                       -             (23)
- - --------------------------------------------------------------------------------

Total other income (expense)                       (6,957)         (3,440)
- - --------------------------------------------------------------------------------

Earnings before income tax expense (benefit)       (2,289)          2,534
Income tax (expense) benefit                          656          (1,330)
- - --------------------------------------------------------------------------------

Net earnings (loss)                              $ (1,633)       $  1,204
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

Earnings (loss) per common share:
Net earnings (loss) per share                    $  (0.21)       $    .08
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

Weighted average common shares outstanding          7,805          15,700
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
- - --------------------------------------------------------------------------------
AMOUNTS IN THOUSANDS
- - --------------------------------------------------------------------------------
                                                       MARCH 31,     APRIL 2,
                                                           1996         1995
- - --------------------------------------------------------------------------------
                                                     (Unaudited)  (Unaudited)
OPERATING ACTIVITIES:
 Net income (loss)                                   $    (1,633) $     1,204
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
   Depreciation                                            3,630        3,290
   Amortization of intangibles                               717          885
   Amortization of loan fees and discounts                   365          132
   Loss (gain) on disposal of property and
    equipment                                                  -           23
   (Increase) decrease in current assets:
      Receivables                                         (1,083)         197
      Inventories                                         (3,030)         886
      Prepaid expenses                                      (476)       1,137
      Other assets                                           496       (2,800)
   (Decrease) increase in current liabilities:
      Accounts payable                                     3,866       (6,303)
      Accrued expenses                                     8,287         (981)
      Income taxes payable                                     -        1,069
      Other liabilities                                      223       (2,063)
- - --------------------------------------------------------------------------------
   NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES                                           11,362        (3,324)
- - --------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Additions to property and equipment                      (1,741)      (5,593)
 Proceeds from sale of property and equipment                  -           61
 Proceeds from sale of subsidiary                              -          983
- - --------------------------------------------------------------------------------
   NET CASH USED IN INVESTING ACTIVITIES                  (1,741)      (4,549)
- - --------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Net borrowings (payments) under revolving line
   of credit                                              (8,000)       8,000
 Payments on long-term debt                                 (151)        (135)
 Change in stock subscriptions receivable                     44           (1)
 Sale of treasury stock                                       11            -
- - --------------------------------------------------------------------------------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (8,095)       7,864
- - --------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       1,526           (9)

Cash and cash equivalents at beginning of period           2,817          321
- - --------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $    4,343 $        312
- - --------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                             $    3,319   $    3,983
 Income taxes                                                  -            -
- - --------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) During interim periods, Carr-Gottstein Foods Co. and subsidiaries (the "Company") follows the accounting policies set forth in its audited financial statements included in its Annual Report for the fiscal year ended December 31, 1995 filed with the Securities Exchange Commission. These consolidated interim financial statements should be read in conjunction with such audited consolidated financial statements and notes thereto. Management believes that the accompanying interim financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim period presented. All adjustments made in the accompanying interim financial statements are of a normal recurring nature.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

(2) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company issued $100,000 of senior subordinated unsecured notes on November 15, 1995. CGF Properties, Inc. has not guaranteed the unsecured notes and financial information for this wholly-owned subsidiary is presented separately. All of the Company's other direct and indirect subsidiaries, AOL Express, Inc., APR Forwarders, Inc., Oaken Keg Spirit Shops, Inc. and Alaska Advertisers, Inc. are wholly-owned and have fully and unconditionally guaranteed the unsecured notes on a joint and several basis and, accordingly, are presented on a combined basis. Parent company only information is presented for Carr-Gottstein Foods Co., which reflects only its business activity and its wholly-owned subsidiaries accounted for using the equity method. Separate financial statements and other disclosures for the guarantor subsidiaries are not presented because in the opinion of management such information is not material.

The following are condensed consolidating balance sheets:



AMOUNTS IN THOUSANDS
- - -------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET                                NON-GUARANTOR       GUARANTOR         PARENT
                                                 SUBSIDIARY   SUBSIDIARIES        COMPANY
MARCH 31, 1996                               CGF PROPERTIES      (COMBINED)          ONLY    ELIMINATION   CONSOLIDATED
- - -------------------------------------------------------------------------------------------------------------------------
 ASSETS
INVENTORIES                                        $      -      $   5,201      $  48,334     $        -     $   53,535
Other current assets                                  5,298         59,875          8,465        (45,046)        28,556
- - -------------------------------------------------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                 5,298         65,076         56,799        (45,046)        82,091

Property, plant and equipment, net                   67,493          6,070         77,384              -        150,947
Intangible, net                                           -              -         93,872              -         93,872
Investments in subsidiaries                               -              -         96,853        (96,853)             -
Other assets                                             65            483         11,810              -         12,358
- - -------------------------------------------------------------------------------------------------------------------------
                                                   $ 72,856      $  71,629      $ 336,718     $ (141,899)    $  339,268

- - -------------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                               $   3,464      $   1,737      $ 109,631     $  (45,046)    $   69,786
Long-term debt, excluding current
   maturities                                        42,395              -        192,386              -        234,781
Other liabilities                                         -              -          3,976              -          3,976
- - -------------------------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES                                   45,859          1,737        305,993        (45,046)       308,543

Common stock                                             10             44             97            (54)            97
Additional paid-in capital                           28,966         39,381         52,607        (68,347)        52,607
Stock subscription receivable                             -              -              -              -              -
Retained earnings (deficit)                          (1,979)        30,467         (9,367)       (28,452)        (9,367)
- - -------------------------------------------------------------------------------------------------------------------------
                                                     26,997         69,892         43,337        (96,853)        43,337

Less treasury stock                                       -              -         12,612              -         12,612
 TOTAL STOCKHOLDERS' EQUITY                          26,997         68,892         30,725        (96,853)        30,725

- - -------------------------------------------------------------------------------------------------------------------------
                                                   $ 72,856      $  71,629     $  336,718     $ (141,899)     $ 339,268
- - -------------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------------


CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

AMOUNTS IN THOUSANDS
- - -------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET                                NON-GUARANTOR       GUARANTOR         PARENT
                                                 SUBSIDIARY   SUBSIDIARIES        COMPANY
DECEMBER 31, 1995                            CGF PROPERTIES      (COMBINED)          ONLY    ELIMINATION   CONSOLIDATED
- - -------------------------------------------------------------------------------------------------------------------------
 ASSETS
Inventories                                        $      -      $   3,986     $   46,519      $       -      $  50,505
Other current assets                                  5,397         57,859          7,261        (45,046)        25,471
- - -------------------------------------------------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                 5,397         61,845         53,780        (45,046)        75,976

Property, plant and equipment, net                   67,921          6,336         78,579              -        152,836
Intangible, net                                           -              -         94,589              -         94,589
Investments in subsidiaries                               -              -         96,229        (96,229)             -
Other assets                                             33            509         12,677              -         13,219
- - -------------------------------------------------------------------------------------------------------------------------
                                                   $ 73,351       $ 68,690      $ 335,854     $ (141,275)     $ 336,620

- - -------------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                               $   3,332       $      -      $ 107,397     $  (45,046)    $   65,683
Long-term debt, excluding current
   Maturities                                        42,480              -        192,260              -        234,740
Other liabilities                                         -              -          3,895              -          3,895
- - -------------------------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES                                   45,812              -        303,552        (45,046)       304,318

Common stock                                             10             44             97            (54)            97
Additional paid-in capital                           28,966         39,381         52,595        (68,347)        52,595
Stock subscription receivable                             -              -            (44)             -            (44)
Retained earnings (deficit)                          (1,437)        29,265         (7,734)       (27,828)        (7,734)
- - -------------------------------------------------------------------------------------------------------------------------
                                                     27,539         68,690         44,914        (96,229)        44,914

Less treasury stock                                       -              -         12,612              -         12,612
 TOTAL STOCKHOLDERS' EQUITY                          27,539         68,690         32,302        (96,229)        32,302
- - -------------------------------------------------------------------------------------------------------------------------

                                                   $ 73,351       $ 68,690      $ 335,854     $ (141,275)     $ 336,620
- - -------------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------------

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

The following are condensed consolidating statements of operations:

AMOUNTS IN THOUSANDS
- - -------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS                       NON-GUARANTOR      GUARANTOR         PARENT
                                                 SUBSIDIARY   SUBSIDIARIES        COMPANY
FIRST QUARTER 1996                           CGF PROPERTIES      (COMBINED)         ONLY     ELIMINATION   CONSOLIDATED
- - -------------------------------------------------------------------------------------------------------------------------
SALES                                             $       -       $ 17,415      $ 133,443       $ (8,050)     $ 142,808
Cost of merchandise sold, including
 warehousing and transportation
 expenses                                                 -         12,263         98,493         (8,050)       102,705
- - -------------------------------------------------------------------------------------------------------------------------
 GROSS PROFIT                                             -          5,152         34,950              -         40,103

OPERATING AND ADMINISTRATIVE
 expenses                                              (215)         3,112         32,537              -         35,435
- - -------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                        215          2,040          2,413              -          4,668

INTEREST EXPENSE, NET                                (1,135)             -         (5,822)             -         (6,957)
GAIN (LOSS) ON DISPOSAL OF FIXED ASSETS                   -              -              -              -              -
Equity in subsidiary earnings                             -              -            660           (660)             -
- - -------------------------------------------------------------------------------------------------------------------------
 EARNINGS BEFORE INCOME TAX                            (920)         2,040         (2,749)          (660)        (2,289)

Income tax (expense) benefit                            378           (838)         1,116              -            656
- - -------------------------------------------------------------------------------------------------------------------------

NET EARNINGS                                       $   (542)     $   1,202    $    (1,633)       $  (660)    $   (1,633)
- - -------------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------------

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

The following are condensed consolidating statements of operations:

AMOUNTS IN THOUSANDS
- - -------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS                      NON-GUARANTOR       GUARANTOR         PARENT
                                                 SUBSIDIARY   SUBSIDIARIES        COMPANY
FIRST QUARTER 1995                          CGF PROPERTIES       (COMBINED)         ONLY     ELIMINATION   CONSOLIDATED
- - -------------------------------------------------------------------------------------------------------------------------
Sales                                          $          -       $ 16,028      $ 131,059       $ (8,028)     $ 139,069
Cost of merchandise sold                                  -         10,997         92,518         (8,028)        95,487
- - -------------------------------------------------------------------------------------------------------------------------
 GROSS PROFIT                                             -          5,031         38,541              -         43,572

Operating and administrative
 expenses                                            (1,220)         2,530         36,288              -         37,598
- - -------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                      1,220          2,501          2,253              -          5,974

Interest expense, net                                (1,150)             -         (2,267)             -         (3,417)
Gain (loss) on disposal of fixed assets                   2              -            (25)             -            (23)
Equity in subsidiary earnings                             -              -          1,515         (1,515)             -
- - -------------------------------------------------------------------------------------------------------------------------
 EARNINGS BEFORE INCOME TAX                              72          2,501          1,476         (1,515)         2,534

Income tax expense                                      (30)        (1,028)          (272)             -          1,330
- - -------------------------------------------------------------------------------------------------------------------------

NET EARNINGS                                      $      42      $   1,473     $    1,204      $  (1,515)     $   1,204
- - -------------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------------


CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

The following is condensed consolidating cash flow information. The consolidated Company's cash and cash equivalents is positive at each balance sheet date so negative balances for individual subsidiaries are not classified as liabilities. The net cash provided by operating activities fluctuates due to changes in intercompany receivables and payables from the transfer of cash to and from the parent company.



AMOUNTS IN THOUSANDS
- - -----------------------------------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS                       NON-GUARANTOR      GUARANTOR         PARENT
                                                 SUBSIDIARY   SUBSIDIARIES        COMPANY
FIRST QUARTER 1996                           CGF PROPERTIES      (COMBINED)          ONLY   CONSOLIDATED
- - -----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                      $      87        $    26     $   11,250     $   11,363
- - -----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
 Addition to property and equipment                       -              -         (1,741)        (1,741)
 Addition to intangible assets                            -              -              -              -
 Proceeds from sale of subsidiary                         -              -              -              -
 Other                                                    -              -              -              -
- - -----------------------------------------------------------------------------------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                 -              -         (1,741)        (1,741)
- - -----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
 Proceeds from issuance of debt                           -              -              -              -
 Net borrowings (payments) under line of credit           -              -         (8,000)        (8,000)
 Payments on long-term debt                             (85)             -            (66)          (151)
 Purchase and retirement of common stock                  -              -              -              -
 Purchase of treasury stock                               -              -             11             11
 Change in Stock Subscription receivable                  -              -             44             44
- - -----------------------------------------------------------------------------------------------------------
    NET CASH USED BY FINANCING ACTIVITIES               (85)             -         (8,011)        (8,096)
- - -----------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      2             26          1,498          1,526

Cash and cash equivalents at beginning of period         53             57          2,707          2,817
- - -----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $       55       $     83    $     4,205     $    4,343
- - -----------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

The following is condensed consolidating cash flow information. The consolidated Company's cash and cash equivalents is positive at each balance sheet date so negative balances for individual subsidiaries are not classified as liabilities. The net cash provided by operating activities fluctuates due to changes in intercompany receivables and payables from the transfer of cash to and from the parent company.

AMOUNTS IN THOUSANDS
- - -----------------------------------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS                       NON-GUARANTOR      GUARANTOR         PARENT
                                                 SUBSIDIARY   SUBSIDIARIES        COMPANY
FIRST QUARTER 1995                           CGF PROPERTIES      (COMBINED)          ONLY   CONSOLIDATED
- - -----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                        $ 1,631       $  1,040     $   (5,995)    $   (3,324)
- - -----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
 Addition to property and equipment                       -              -         (5,593)        (5,593)
 Addition to intangible assets                            -              -              -              -
 Proceeds from sale of subsidiary                         -              -            983            983
 Other                                                    2              -             59             61
- - -----------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                                2              -         (4,551)        (4,549)
- - -----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
 Proceeds from issuance of debt                           -              -              -              -
 Net borrowings under line of credit                      -              -          8,000          8,000
 Payments on long-term debt                            (130)             -             (5)          (135)
 Purchase and retirement of common stock                  -              -              -              -
 Purchase of treasury stock                               -              -              -              -
 Other                                                    -              -             (1)            (1)
- - -----------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                            (130)             -          7,994          7,864
- - -----------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         1,503          1,040         (2,552)            (9)

Cash and cash equivalents at beginning of period          -             42            279            321
- - -----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD    $       1,503    $     1,082   $     (2,273)      $    312
- - -----------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (UNAUDITED)

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q.

GENERAL

    Carr Gottstein Foods Co. Is the leading retail and wholesale food company in Alaska operating full-service supermarkets and wine and liquor stores as well as the only full-line food warehouse and distribution center (under the J.B. Gottstein name) in the state.

RESULTS OF OPERATIONS

    13 WEEKS ENDED MARCH 31, 1996 COMPARED TO 13 WEEKS ENDED APRIL 2, 1995

    SALES. Sales for the 13 weeks ended March 31, 1996 were $142.8 million compared to $139.1 million for the 13 weeks ended April 2, 1995. The 2.7% increase was due in part to a new Carrs Store opened in Juneau, Alaska which was cycled late in March coupled with sales improvement from the Eagle Quality Centers (the "Eagle Stores") and increases attributable to Wholesale operations. The increase in sales for the 13 weeks of 1996 reflects a 2.1% decrease and 1.3% increase in comparable store sales for the Carrs Quality Centers (the "Carrs Stores") and Eagle Stores, respectively. The Carrs locations were impacted by several factors, including increased competitor promotional activity and competitive openings which have not yet cycled.

    GROSS PROFIT. Gross profit for the 13 weeks ended March 31, 1996 was $40.1 million compared to $43.6 million for the 13 weeks ended April 2, 1995. The decrease in gross margin dollars is primarily attributable to the allocation of warehousing and distribution expenses to cost of goods sold. In previous quarters, these expenses were not charged to the cost of goods sold but were classified as operating expenses. As a percentage of sales, gross profit was 28.1% for the 13 weeks 1996 compared to 31.3% for the 13 weeks 1995. Gross profit as a percentage of sales for the 13 weeks 1996 decreased primarily as a result of the allocation of warehousing and distribution expenses and partially as the result of increased promotional expenses during the quarter.

    OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the 13 weeks ended March 31, 1996 were $35.4 million compared to $37.6 million for the 13 weeks ended April 2, 1995. Operating and administrative expenses as a percentage of sales were 24.8% for the 13 weeks 1996 compared to 27.0% for the 13 weeks 1995. The decrease in operating expenses is primarily attributable to the allocation of warehousing and transportation expenses to the cost of goods sold section, increases in expenses due to a full quarter of expenses from the new Carrs Store opened in Juneau in March 1995 and additional expenses related to the "Fusion" corporate re-engineering project that was brought to a conclusion in March of 1996.

    OPERATING INCOME. Operating income for the 13 weeks ended March 31, 1996 decreased to $4.7 million from $6.0 million for the 13 weeks ended April 2, 1995. This decrease was due in part to the full quarter of expenses from the new Carrs Store opened in Juneau in March 1995, increases in depreciation, a slight reduction in operating income due to the increase in promotional spending and the impact of the additional expenses associated with the "Fusion" project as discussed above.

    OTHER INCOME AND EXPENSE. Net interest expense was $7.0 million for the 13 weeks ended March 31, 1996 compared to $3.4 million for the 13 weeks ended April 2, 1995. The increase in interest expense is primarily attributable to the full quarter impact of the increased interest costs related to the borrowings associated with the self stock tender completed by the Company in November of 1995.

    INCOME TAXES. The Company recognized an income tax benefit for the 13 weeks ended March 31, 1996 of $0.7 million compared to a $1.3 million expense (a 52.4% effective tax rate) for the 13 weeks ended April 2, 1995. The high effective tax rate in 1995 resulted from the amortization of intangible assets for which no tax benefit was available.

    NET INCOME. Net loss for the 13 weeks ended March 31, 1996 was $1.6 million, or $0.21 per share, versus net income of $1.2 million, or $0.08 per share for the 13 weeks ended April 2, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are cash flows from operations and its working capital revolving credit facility, which are considered to be adequate for anticipated cash needs. Primary uses are capital expenditures, debt service, and lease payments.

    Net cash provided by operating activities was $11.4 million for the 13 weeks ended March 31, 1996 compared to net cash used from operating activities of $3.3 million for the same period in 1995. The change in the 13 weeks 1996 compared to 1995 was due primarily to increased inventories and receivables offset by larger increases in accounts payable and accrued expenses.

    Capital expenditures for the 13 weeks ending March 31, 1996 were $1.7 million. The majority of these expenditures were related to the "Fusion" project and other projects started in the previous year. Although the company will consider opportunities for new store construction or acquisition, should they arise, capital expenditures are expected to be approximately $6.0 million for fiscal 1996. It is anticipated that the balance of 1996 capital expenditures will be funded out of cash provided by operations and borrowings under the working capital revolver.

    Net cash used for financing activities the 13 weeks ending March 31, 1996 was $8.1 million. During this time period, the Company reduced its borrowings under its revolving line of credit by $8.0 million and made payments against its long-term debt in the amount of $0.2 million. The level of borrowings under the Company's revolving debt is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditures.

    At March 31, 1996 there was $8.0 million outstanding on the revolving debt borrowings and $0.3 million outstanding for standby letters of credit. The Company had available unused credit of $27.0 million. Funds borrowed under the revolving credit portion of the Company's credit facility are restricted to working capital and general corporate purposes.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings - None.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) The exhibits set forth in the Exhibit Index on page 14 hereof are filed with this quarterly report on Form 10-Q.

         (b) No reports were filed on Form 8-K during the quarter ended March 31, 1996.



                                     SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CARR-GOTTSTEIN FOODS CO.



                        By:  s/s Mark R. Williams
                             -------------------------------------------------
                             Mark R. Williams
                             President and
                             Chief Executive Officer

                        Date:  May 13, 1996



                        By:       s/s Donald J. Anderson
                             -------------------------------------------------
                             Donald J. Anderson
                             Senior Vice-President and
                             Chief Financial Officer

                        Date:  May 13, 1996

                               CARR-GOTTSTEIN FOODS CO.

                                    Exhibit Index

The following exhibits are attached as indicated:


Exhibit
Number Description of Exhibit
- - -----------------------------
27.1       Financial Data Schedule