Form 10-Q
period 1996-06-30
CARR GOTTSTEIN FOODS CO
filed 1996-08-14
CIK 871891

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Quarterly Period Ended June 30, 1996
                                       or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
          For the transition period from                to

                         Commission File Number 1-12116

                            CARR-GOTTSTEIN FOODS CO.
             (Exact name of registrant as specified in its charter)


               Delaware                                  920135158
(State or other jurisdiction of incorporation        (I.R.S. Employer
or organization)                                    Identification No.)


                                  6411 A Street
                            Anchorage, Alaska  99518
                    (Address of principal executive offices)


Registrant's telephone number, including area code:  (907) 561-1944

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  [ X ]    No  [   ]

     The number of shares of the registrant's Common Stock outstanding at August 9, 1996 was 7,810,196 shares.




                                  EXHIBIT INDEX
                               APPEARS AT PAGE 18

                            CARR-GOTTSTEIN FOODS CO.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      INDEX




PART I.  FINANCIAL INFORMATION                                              Page

    Item 1.         Financial Statements

          a)        Consolidated Balance Sheets
                    as of June 30, 1996 (unaudited) and December 31, 1995      1

          b)        Consolidated Statements of Operations for the 13 weeks
                    and 26 weeks ended June 30, 1996 (unaudited) and
                    July 2, 1995 (unaudited)                                   2

          c)        Consolidated Statements of Cash Flows for the 13 and
                    26 weeks ended June 30, 1996 (unaudited) and
                    July 2, 1995 (unaudited)                                   3

          d)        Notes to Consolidated Financial Statements
                    (unaudited)                                                4

    Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations (unaudited)           13

PART II.  OTHER INFORMATION                                                   16


SIGNATURES                                                                    17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES



CONSOLIDATED BALANCE SHEETS
- ---------------------------------------------------------------------------------------------------------
AMOUNTS IN THOUSANDS
- ---------------------------------------------------------------------------------------------------------
                                                                        June 30,     December 31,
                                                                         1996           1995
- ---------------------------------------------------------------------------------------------------------
ASSETS                                                                 (UNAUDITED)
Current assets:
        Cash and cash equivalents                                      $   5,372         $   2,817
        Accounts receivable, net                                          20,086            17,853
        Income taxes receivable                                              784               164
        Inventories                                                       56,285            50,505
        Deferred taxes                                                     1,756             1,756
        Prepaid expenses and other current assets                          4,138             2,881
- ---------------------------------------------------------------------------------------------------------
                Total current assets                                      88,421            75,976

Property, plant and equipment, at cost, net of accumulated depreciation  148,284           152,836
Intangible assets, net of accumulated amortization                        93,158            94,589
Other assets                                                              11,847            13,219
- ---------------------------------------------------------------------------------------------------------
                                                                       $ 341,710         $ 336,620
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Accounts payable                                               $  38,309         $  35,986
        Accrued expenses                                                  15,791             7,352
        Current maturities of long-term debt                               7,248             3,551
        Revolving line of credit                                          15,800            16,000
        Estimated obligation for self-insurance                            2,608             2,794
- ---------------------------------------------------------------------------------------------------------
                Total current liabilities                                 79,756            65,683

Long-term debt, excluding current maturities                             227,990           234,740
Estimated obligation for self-insurance                                    1,536             1,536
Deferred tax liability                                                       488               488
Other liabilities                                                          1,630             1,871
- ---------------------------------------------------------------------------------------------------------
                Total liabilities                                        311,400           304,318
- ---------------------------------------------------------------------------------------------------------

Stockholders' equity:
        Common stock, $.01 par value, authorized 25,000 shares,
         issued 9,736 shares                                                  97                97
        Additional paid in capital                                        52,580            52,595
        Stock subscriptions receivable                                         -              (44)
        Deficit                                                          (9,782)           (7,734)
- ---------------------------------------------------------------------------------------------------------
                                                                          42,895            44,914

        Less treasury stock, 1,872 and 1,876 shares, at cost              12,585            12,612
- ---------------------------------------------------------------------------------------------------------
                Total stockholders' equity                                30,310            32,302
- ---------------------------------------------------------------------------------------------------------
Commitments and contingencies
- ---------------------------------------------------------------------------------------------------------
                                                                       $ 341,710         $ 336,620
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

- -----------------------------------------------------------------------------------------------------------
AMOUNTS IN THOUSANDS (EXCEPT PER SHARE DATA)
- -----------------------------------------------------------------------------------------------------------
                                                         13 Weeks Ended           26 Weeks Ended
                                                         --------------           --------------
                                                      June 30,       July 2,      June 30,       July 2,
                                                        1996           1995         1996           1995
- -----------------------------------------------------------------------------------------------------------
                                                          (unaudited)                    (unaudited)
- -----------------------------------------------------------------------------------------------------------

SALES                                               $  160,953    $  154,648    $  303,762    $  293,718
Cost of merchandise sold, including warehousing
        and transportation expenses (a)                117,117       106,096       219,854       201,594
- -----------------------------------------------------------------------------------------------------------
GROSS PROFIT (a)                                        43,836        48,552        83,908        92,124

Operating and administrative expenses (a)               37,009        39,775        72,413        77,372
- -----------------------------------------------------------------------------------------------------------
OPERATING INCOME                                         6,827         8,777        11,495        14,752
- -----------------------------------------------------------------------------------------------------------

Other expenses:
        Interest expense, net                           (7,056)       (3,659)      (14,013)       (7,099)
- -----------------------------------------------------------------------------------------------------------
Net earnings (loss) before taxes                          (229)        5,118        (2,518)        7,653

Income tax (expense) benefit                              (186)       (2,392)          470        (3,722)

Net earnings (loss)                                 $     (415)   $    2,726    $   (2,048)   $    3,931
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

Earnings (loss) per common share:

Net earnings (loss) per share                       $    (0.05)   $     0.18    $    (0.26)   $     0.25
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               7,810        15,414         7,808        15,557
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note (a) Due to changes in allocation methods comparisons between 1996 and 1995 gross margin and expenses rates will be non-comparable.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

- -----------------------------------------------------------------------------------------------
AMOUNTS IN THOUSANDS
- -----------------------------------------------------------------------------------------------
                                                                  June 30,         July 2,
                                                                    1996            1995
- -----------------------------------------------------------------------------------------------
                                                                (unaudited)     (unaudited)


OPERATING ACTIVITIES:
    Net income (loss)                                           $    (2,048)    $    3,931
    Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Depreciation                                                 7,242          6,737
         Amortization of intangibles                                  1,431          1,771
         Amortization of loan fees and discounts                        730            264
         Loss on disposal of property and equipment                       -             44
         (Increase) decrease in current assets:
           Income tax receivable                                       (620)           257
           Receivables                                               (2,233)        (2,687)
           Inventories                                               (5,780)          (969)
           Prepaid expenses                                          (1,257)         1,549
           Other assets                                                 642         (2,603)
         (Decrease) increase in current liabilities:
           Accounts payable                                           2,323          2,364
           Accrued expenses                                           8,439            677
           Income taxes payable                                           -          2,861
           Self insurance reserve                                      (186)          (421)
           Other liabilities                                           (241)          (898)
- -----------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                  8,442         12,877
- -----------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Additions to property and equipment                             (2,690)       (10,850)
     Proceeds from sale of property and equipment                         -             23
     Proceeds from sale of subsidiary                                     -            983
- -----------------------------------------------------------------------------------------------
  NET CASH USED IN INVESTING ACTIVITIES                              (2,690)        (9,844)
- -----------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
     Payments on long-term debt                                      (3,053)        (5,573)
     Issuance of bank debt                                                -          2,498
     Short term borrowings (payments), net                             (200)         2,502
     Issuance of treasury stock                                          12              -
     Purchase of treasury stock                                           -         (2,499)
     Change in stock subscriptions receivable                            44             (2)
     Sale of treasury stock                                                              -
- -----------------------------------------------------------------------------------------------
           NET CASH USED IN FINANCING ACTIVITIES                     (3,197)        (3,074)
- -----------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  2,555            (41)
Cash and cash equivalents at beginning of period                      2,817            321
- -----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $     5,372     $      280
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                   $    11,851     $    7,305
     Income taxes                                                         -            600
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------

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

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

(2) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company issued $100,000,000 of senior subordinated unsecured notes on November 15, 1995. CGF Properties, Inc. Has not guaranteed the unsecured notes and financial information for this wholly-owned subsidiary is presented separately. All of the Company's other direct and indirect subsidiaries, AOL Express, Inc., APR Forwarders, Inc., Oaken Keg Spirit Shops, Inc. And Alaska Advertisers, Inc. Are wholly-owned and have fully and unconditionally guaranteed the unsecured notes on a joint and several basis and, accordingly, are presented on a combined basis. Parent company only information is presented for Carr-Gottstein Foods Co., which reflects only its business activity and its wholly-owned subsidiaries accounted for using the equity method. Separate financial statements and other disclosures for the guarantor subsidiaries are not presented because in the opinion of management such information is not material.

The following are condensed consolidating balance sheets:



AMOUNTS IN THOUSANDS
- ----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET                         NON-GUARANTOR       GUARANTOR        PARENT
                                        SUBSIDIARY       SUBSIDIARIES      COMPANY
JUNE 30, 1996                         CGF PROPERTIES      (COMBINED)         ONLY      ELIMINATION     CONSOLIDATED
- ----------------------------------------------------------------------------------------------------------------------
          ASSETS
Inventories                                $       -        $   4,737    $  51,548       $       -        $  56,285
Other current assets                           3,498           59,449       23,873         (54,684)          32,136
- ----------------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                       3,498           64,186       75,421         (54,684)          88,421

Property, plant and equipment, net            66,524            5,717       76,043               -          148,284
Intangible, net                                    -                -       93,158               -           93,158
Investments in subsidiaries                        -                -       97,191         (97,191)               -
Other assets                                       -            1,129       10,718               -           11,847
- ----------------------------------------------------------------------------------------------------------------------
                                            $ 70,022        $  71,032    $ 352,531       $(151,875)       $ 341,710
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                        $     789        $     864    $ 132,787       $ (54,684)       $  79,756
Long-term debt, excluding current
 Maturities                                   42,210                -      185,780               -          227,990
Other liabilities                                  -                -        3,654               -            3,654
- ----------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                         42,999              864      322,221         (54,684)         311,400

Common stock                                      10               44           97             (54)              97
Additional paid-in capital                    28,966           39,381       52,580         (68,347)          52,580
Retained earnings (deficit)                   (1,953)          30,743       (9,782)        (28,790)          (9,782)
- ----------------------------------------------------------------------------------------------------------------------
                                              27,023           70,168       42,895         (97,191)          42,895

Less treasury stock                                -                -      (12,585)              -          (12,585)
- ----------------------------------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                 27,023           70,168       30,310         (97,191)          30,310
- ----------------------------------------------------------------------------------------------------------------------
                                           $  70,022        $  71,032    $ 352,531       $(151,875)       $ 341,710
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES



AMOUNTS IN THOUSANDS
- -----------------------------------------------------------------------------------------------------------------
BALANCE SHEET                          NON-GUARANTOR    GUARANTOR        PARENT
                                         SUBSIDIARY    SUBSIDIARIES     COMPANY
DECEMBER 31, 1995                      CGF PROPERTIES   (COMBINED)        ONLY        ELIMINATION   CONSOLIDATED
- -----------------------------------------------------------------------------------------------------------------
    ASSETS
Inventories                              $      -      $   3,986      $  46,519      $       -      $  50,505
Other current assets                        5,397         57,859          7,261        (45,046)        25,471
- -----------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                    5,397         61,845         53,780        (45,046)        75,976

Property, plant and equipment, net         67,921          6,336         78,579              -        152,836
Intangible, net                                 -              -         94,589              -         94,589
Investments in subsidiaries                     -              -         96,229        (96,229)             -
Other assets                                   33            509         12,677              -         13,219
- -----------------------------------------------------------------------------------------------------------------
                                         $ 73,351      $  68,690      $ 335,854      $(141,275)     $ 336,620
- -----------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                      $  3,332      $       -      $ 107,397      $ (45,046)     $  65,683
Long-term debt, excluding current
   maturities                              42,480              -        192,260              -        234,740
Other liabilities                               -              -          3,895              -          3,895
- -----------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                     45,812              -        303,552        (45,046)       304,318

Common stock                                   10             44             97            (54)            97
Additional paid-in capital                 28,966         39,381         52,595        (68,347)        52,595
Stock subscription receivable                   -              -            (44)             -            (44)
Retained earnings (deficit)                (1,437)        29,265         (7,734)       (27,828)        (7,734)
- -----------------------------------------------------------------------------------------------------------------
                                           27,539         68,690         44,914        (96,229)        44,914

Less treasury stock                             -              -         12,612              -         12,612
- -----------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY            27,539         68,690         32,302        (96,229)        32,302
- -----------------------------------------------------------------------------------------------------------------

                                        $  73,351      $  68,690      $ 335,854      $(141,275)     $ 336,620
- -----------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

The following are condensed consolidating statements of operations:


AMOUNTS IN THOUSANDS
- ------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS                NON-GUARANTOR    GUARANTOR      PARENT
                                         SUBSIDIARY    SUBSIDIARIES    COMPANY
SECOND QUARTER 1996                    CGF PROPERTIES   (COMBINED)       ONLY         ELIMINATION   CONSOLIDATED
- ------------------------------------------------------------------------------------------------------------------

Sales                                   $       -       $ 20,213      $ 150,766      $ (10,026)     $ 160,953
Cost of merchandise sold, including
warehousing and transportation
expenses                                        -         14,626        112,517        (10,026)       117,117
- ------------------------------------------------------------------------------------------------------------------
   GROSS PROFIT                                 -          5,587         38,249              -         43,836

Operating and administrative
(income) expenses                            (257)         3,082         34,184              -         37,009
- ------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                              257          2,505          4,065              -          6,827

Interest expense, net                      (1,131)             -         (5,925)             -         (7,056)
Equity in subsidiary earnings                   -              -            962           (962)             -
- ------------------------------------------------------------------------------------------------------------------
   EARNINGS BEFORE INCOME TAX                (874)         2,505           (898)          (962)          (229)

Income tax (expense) benefit                  358         (1,027)           855              -            186
- ------------------------------------------------------------------------------------------------------------------

NET EARNINGS (LOSS)                     $    (516)      $  1,478      $    (415)     $    (962)     $    (415)
- ------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------


CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

The following are condensed consolidating statements of operations:


AMOUNTS IN THOUSANDS
- ------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS                NON-GUARANTOR    GUARANTOR      PARENT
                                         SUBSIDIARY    SUBSIDIARIES    COMPANY
26 WEEKS ENDED JUNE 30, 1996           CGF PROPERTIES   (COMBINED)       ONLY         ELIMINATION   CONSOLIDATED
- ------------------------------------------------------------------------------------------------------------------

Sales                                   $       -      $  37,628      $ 284,210      $ (18,076)     $ 303,762
Cost of merchandise sold, including
   warehousing and transportation
   expenses                                     -         26,889        211,041        (18,076)       219,854
- ------------------------------------------------------------------------------------------------------------------
   GROSS PROFIT                                 -         10,739         73,169              -         83,908

Operating and administrative
(income)expenses                             (472)         6,194         66,691              -         72,413
- ------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                              472          4,545          6,478              -         11,495

Interest expense, net                      (2,266)             -        (11,747)             -        (14,013)
Equity in subsidiary earnings                   -              -          1,622         (1,622)             -
- ------------------------------------------------------------------------------------------------------------------
   EARNINGS BEFORE INCOME TAX              (1,794)         4,545         (3,647)        (1,622)        (2,518)

Income tax (expense) benefit                  736         (1,865)         1,599              -            470
- ------------------------------------------------------------------------------------------------------------------

NET EARNINGS (LOSS)                     $  (1,058)     $   2,680      $  (2,048)     $  (1,622)     $  (2,048)
- ------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------


CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

The following are condensed consolidating statements of operations:


AMOUNTS IN THOUSANDS
- ------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS                NON-GUARANTOR    GUARANTOR      PARENT
                                         SUBSIDIARY    SUBSIDIARIES    COMPANY
SECOND QUARTER 1995                    CGF PROPERTIES   (COMBINED)       ONLY         ELIMINATION   CONSOLIDATED
- ------------------------------------------------------------------------------------------------------------------

Sales                                   $       -      $  18,956      $ 144,802      $  (9,110)     $ 154,648
Cost of merchandise sold, including
   warehousing and transportation
   expenses                                     -         13,093        102,113         (9,110)       106,096
- -------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                    -          5,863         42,689              -         48,552

Operating and administrative
   expenses                                  (132)         2,626         37,281              -         39,775
- -------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                              132          3,237          5,408              -          8,777

Interest expense, net                      (1,146)        (1,327)        (1,186)             -         (3,659)
Equity in subsidiary earnings                   -              -            529           (529)             -
- -------------------------------------------------------------------------------------------------------------------
   EARNINGS BEFORE INCOME TAX              (1,014)         1,910          4,751           (529)         5,118

Income tax (expense) benefit                  416           (783)        (2,025)             -         (2,392)
- -------------------------------------------------------------------------------------------------------------------

NET EARNINGS (LOSS)                     $    (598)     $   1,127      $   2,726      $    (529)     $   2,726
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------


CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

The following are condensed consolidating statements of operations:


AMOUNTS IN THOUSANDS
- -------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS                NON-GUARANTOR    GUARANTOR      PARENT
                                         SUBSIDIARY    SUBSIDIARIES    COMPANY
26 WEEKS ENDED JULY 2, 1995            CGF PROPERTIES   (COMBINED)       ONLY         ELIMINATION   CONSOLIDATED
- -------------------------------------------------------------------------------------------------------------------
Sales                                   $       -      $  34,985      $ 275,872      $ (17,139)     $ 293,718
Cost of merchandise sold, including
  warehousing and transportation
  expenses                                      -         24,091        194,642        (17,139)       201,594
- -------------------------------------------------------------------------------------------------------------------
   GROSS PROFIT                                 -         10,894         81,230              -         92,124

Operating and administrative
   (income) expenses                         (258)         5,156         72,474              -         77,372
- -------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                              258          5,738          8,756              -         14,752

Interest expense, net                      (2,295)             -         (4,084)             -         (7,099)
Equity in subsidiary earnings                   -              -          2,184         (2,184)             -
- -------------------------------------------------------------------------------------------------------------------
   EARNINGS BEFORE INCOME TAX              (2,037)         5,738          6,136         (2,184)         7,653

Income tax (expense) benefit                  835         (2,353)        (2,205)             -         (3,722)
- -------------------------------------------------------------------------------------------------------------------

NET EARNINGS (LOSS)                     $  (1,202)     $   3,385      $   3,931      $  (2,184)     $   3,931
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------


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



AMOUNTS IN THOUSANDS
- -------------------------------------------------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS                            NON-GUARANTOR        GUARANTOR             PARENT
                                                     SUBSIDIARY        SUBSIDIARIES          COMPANY
26 WEEKS ENDED JUNE 30, 1996                       CGF PROPERTIES       (COMBINED)             ONLY          CONSOLIDATED
- -------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities          $      148           $     4             $ 8,290           $   8,442
- -------------------------------------------------------------------------------------------------------------------------

Investing activities
       Addition to property and equipment                   -                (4)             (2,686)             (2,690)
- -------------------------------------------------------------------------------------------------------------------------
           NET CASH USED IN INVESTING ACTIVITIES            -                (4)             (2,686)             (2,690)
- -------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
       Payments on long-term debt                        (148)                -              (2,905)             (3,053)
       Short term borrowings, net                           -                 -                (200)               (200)
       Issuance of treasury stock                           -                 -                  12                  12
       Change in stock subscription receivable              -                 -                  44                  44
- -------------------------------------------------------------------------------------------------------------------------
           NET CASH USED BY FINANCING ACTIVITIES         (148)                -              (3,049)             (3,197)
- -------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   -                 -               2,555               2,555

Cash and cash equivalents at beginning of period           55                83               2,679               2,817
- ------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $       55           $    83             $ 5,234           $   5,372
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------


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



AMOUNTS IN THOUSANDS
- --------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS   NON-GUARANTOR    GUARANTOR     PARENT
26 WEEKS ENDED             SUBSIDIARY     SUBSIDIARIES  COMPANY
JULY 2, 1995             CGF PROPERTIES    (COMBINED)     ONLY     CONSOLIDATED
- --------------------------------------------------------------------------------

NET CASH PROVIDED BY
  (USED IN) OPERATING
  ACTIVITIES               $(1,750)          $671        $13,956     $12,877
- ------------------------------------------------------------------------------
INVESTING ACTIVITIES
     Addition to property
      and equipment              -           (691)       (10,159)    (10,850)
     Proceeds from sale
      of property and
      equipment                  -              -             23          23
     Proceeds from sale
      of subsidiary              -              -            983         983
- ------------------------------------------------------------------------------
        NET CASH USED IN
         INVESTING
         ACTIVITIES              -           (691)        (9,153)     (9,844)
- ------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Proceeds from issuance
       of debt                   -              -          2,498       2,498
     Payments on long-term
       debt                   (263)             -         (5,310)     (5,573)
     Short term borrowings,
       net                       -              -          2,502       2,502
     Purchase of treasury
       stock                     -              -         (2,499)     (2,499)
     Change in Stock
       Subscription
       receivable                -              -             (2)         (2)
- ------------------------------------------------------------------------------
        NET CASH USED IN
          FINANCING
          ACTIVITIES          (263)             -         (2,811)     (3,074)
- ------------------------------------------------------------------------------
NET INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS               (2,013)           (20)         1,992         (41)

Cash and cash equivalents
  at beginning of period     2,066             77         (1,822)        321
- ------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD         $    53           $ 57        $   170     $   280
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
                                      12

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the unaudited financial statements and related notes included elsewhere in this Form 10-Q.

GENERAL

     Carr-Gottstein Foods Co. is the leading retail and wholesale food company in Alaska operating full-service supermarkets and wine and liquor stores as well as the only full-line food warehouse and distribution center (under the J.B. Gottstein name) in the state.

RESULTS OF OPERATIONS

          13 WEEKS ENDED JUNE 30, 1996 COMPARED TO 13 WEEKS ENDED JULY 2, 1995

     SALES. Sales for the 13 weeks ended June 30, 1996 were $161.0 million compared to $154.6 million for the 13 weeks ended July 2, 1995. The 4.1% increase was due in part to increases at the Carrs Quality Centers (the "Carrs Stores") and increases attributable to Wholesale operations. The increase in sales for the second 13 weeks of 1996 reflects a 2.8% increase and 0.1% decrease in comparable store sales for the Carrs Stores and Eagle Quality Centers (the "Eagle Stores"), respectively.

     GROSS PROFIT. Gross profit for the 13 weeks ended June 30, 1996 was $43.8 million compared to $48.6 million for the 13 weeks ended July 2, 1995. The decrease in gross margin dollars is primarily attributable to the allocation of warehousing and distribution expenses to cost of goods sold. In previous quarters, these expenses were not charged to the cost of goods sold but were classified as operating expenses. Gross profit was also negatively impacted by the kick-off of the Carrs Plus "Swipe the Gold, Save the Green" electronic marketing campaign. As a percentage of sales, gross profit was 27.2% for the 13 weeks 1996 compared to 31.4% for the 13 weeks 1995. Gross profit as a percentage of sales for the 13 weeks 1996 decreased primarily as a result of the allocation of warehousing and distribution expenses and partially as the result of increased promotional expenses during the quarter.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the 13 weeks ended June 30, 1996 were $37.0 million compared to $39.8 million for the 13 weeks ended July 2, 1995. Operating and administrative expenses as a percentage of sales were 23.0% for the 13 weeks 1996 compared to 25.7% for the 13 weeks 1995. The decrease in operating expenses is primarily attributable to the allocation of warehousing and transportation expenses to the cost of goods sold coupled with some additional expenses related to the "Fusion" corporate re-engineering project that was brought to a conclusion at the end of the first quarter.

     OPERATING INCOME. Operating income for the 13 weeks ended June 30, 1996 decreased $2.0 million from $8.8 million in the second quarter of 1995 to $6.8 million in the second quarter of 1996. This decrease in operating income was due primarily to the reduction in gross profit which was impacted by the Carrs Plus electronic marketing campaign and to some increased expenses associated with the "Fusion" project as discussed above.

     OTHER INCOME AND EXPENSE. Net interest expense was $7.1 million for the 13 weeks ended June 30, 1996 compared to $3.7 million for the 13 weeks ended July 2, 1995. The increase in interest expense is primarily attributable to the full quarter impact of increased interest costs related to the borrowings associated with the self stock tender completed by the Company in November of 1995.

     INCOME TAXES. Income tax expense for the 13 weeks ended June 30, 1996 was $0.2 million compared to a $2.4 million expense (a 46.7% effective tax rate) for the 13 weeks ended July 2, 1995. The high effective tax rate in 1995 resulted from the amortization of intangible assets for which no tax benefit was available.

     NET INCOME (LOSS) Net loss for the 13 weeks ended June 30, 1996 was $0.4 million, or $0.05 per share, versus net income of $2.7 million, or $0.18 per share for the 13 weeks ended July 2, 1995.

          26 WEEKS ENDED JUNE 30, 1996 COMPARED TO 26 WEEKS ENDED JULY 2, 1995

     SALES. Sales for the 26 weeks ended June 30, 1996 were $303.8 million compared to $293.7 million for the 26 weeks ended July 2, 1995. The increase in sales for the 26 weeks of 1996 reflects a 0.5% and 1.5% increase in comparable store sales for the Carrs Stores and Eagle Stores, respectively.

     GROSS PROFIT. Gross profit for the 26 weeks ended June 30, 1996 was $83.9 million compared to $92.1 million for the 26 weeks ended July 2, 1995. The decrease in gross margin dollars is primarily attributable to the allocation of warehousing and distribution expenses to cost of goods sold as discussed above as well as extra promotional expenses that were incurred in the second quarter. As a percentage of sales, gross profit was 27.6% for the 26 weeks 1996 compared to 31.4% for the 26 weeks 1995. Gross profit as a percentage of sales for the 26 weeks 1996 decreased primarily as a result of the allocation of warehousing and distribution expenses and partially as the result of the increased promotional expenses during the second quarter.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the 26 weeks ended June 30, 1996 were $72.4 million compared to $77.4 million for the 26 weeks ended July 2, 1995. Operating and administrative expenses as a percentage of sales were 23.8% for the 26 weeks 1996 compared to 26.3% for the 26 weeks 1995. The decrease in operating expenses is primarily attributable to the allocation of warehousing and transportation expenses to the cost of goods sold coupled with expenses related to the "Fusion" corporate re-engineering project that was brought to a conclusion at the end of the first quarter.

     OPERATING INCOME. Operating income for the 26 weeks ended June 30, 1996 decreased $3.3 million from $14.8 million, or 5.0 percent of sales, in 1995 to $11.5 million, or 3.8 percent of sales in 1996.

     OTHER INCOME AND EXPENSE. Net interest expense was $14.0 million for the 26 weeks ended June 30, 1996 compared to $7.1 million for the 26 weeks ended July 2, 1995. The increase in interest expense is primarily attributable to the impact of increased interest costs related to the borrowings associated with the self stock tender completed by the Company in November of 1995.

     INCOME TAXES. The Company recognized an income tax benefit for the 26 weeks ended June 30, 1996 of $0.5 million compared to a $3.7 million expense (a 48.6% effective tax rate) for the 26 weeks ended July 2, 1995. The high effective tax rate in 1995 resulted from the amortization of intangible assets for which no tax benefit was available.

     NET INCOME (LOSS) Net loss for the 26 weeks ended June 30, 1996 was $2.0 million, or $0.26 per share, versus net income of $3.9 million, or $0.25 per share for the 26 weeks ended July 2, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flows from operations and its working capital revolving credit facility, which are considered to be adequate for anticipated cash needs. Primary uses are capital expenditures, debt service, and lease payments.

     Net cash provided by operating activities was $8.4 million for the 26 weeks ended June 30, 1996 compared to net cash provided by operating activities of $12.9 million for the same period in 1995. The change in the 26 weeks 1996 compared to 1995 was due primarily to increased inventories and receivables offset by larger increases in accounts payable and accrued expenses.

     Capital expenditures for the 26 weeks ended June 30, 1996 were $2.7 million. The majority of these expenditures were related to the "Fusion" project and other projects started in the previous year. Although the Company will consider opportunities for new store construction or acquisition, should they arise, capital expenditures are currently expected to be approximately $6.0 million for fiscal 1996. It is anticipated that the balance of 1996 capital expenditures will be funded out of cash provided by operations and borrowings under the working capital revolver.

     Net cash used for financing activities during the 26 weeks ended June 30, 1996 was $3.2 million. The level of borrowings under the Company's revolving debt is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditures.

     At June 30, 1996 there was $15.8 million outstanding on the revolving debt borrowings. The Company had available unused credit of $19.2 million. Funds borrowed under the revolving credit portion of the Company's credit facility are restricted to working capital and general corporate purposes.

                         PART II. OTHER INFORMATION


Item 1.   Legal Proceedings - None.

Item 2.   Changes in Securities - None.

Item 3.   Defaults Upon Senior Securities - None.

Item 4.   Submission of Matters to Vote of Security Holders

          The Annual Meeting of Shareholders for Carr-Gottstein Foods Co. was held in Anchorage, Alaska on May 15, 1996, at the Z.J. Loussac Library.

          The sole issue submitted to a vote of the shareholders was the annual election of Directors. The following individuals were elected to the Board of Directors with the vote tabulation indicated opposite their respective names:





                                              FOR               WITHHELD

                 John J. Cairns            7,129,278             33,512
                 Mark R. Williams          7,131,079             31,711
                 Leonard I. Green          7,133,488             29,302
                 Jonathan D. Sokoloff      7,129,571             33,219
                 Gregory J. Annick         7,131,122             31,668
                 E. Dean Werries           7,130,987             31,803
                 Donald E. Gallegos        7,133,789             29,001


Item 5.   Other Information

          Effective August 9, 1996, Lawrence H. Hayward was appointed President and Chief Executive Officer of the Company. Mr. Hayward formerly served as Senior Vice President and Chief Operating Officer of the Company.

          Effective August 9, 1996, Mark R. Williams resigned from his position as Chief Executive Officer and President of the Company. Mr. Williams will continue to serve as a Director and was appointed Vice Chairman of the Board of Directors. He will continue to be employed by the Company to assist Mr. Hayward during the transition.

          Effective August 9, 1996, John J. Cairns retired from his role as Special Assistant to the President. Mr. Cairns will continue to serve as a member and Chairman of the Board of Directors of the Company. He will continue to be employed by the Company on a part-time basis to work on special projects relating to long-term strategic planning.

          On July 25, 1996, the membership of the United Food and Commercial Workers Union, Local 1496 ratified a new three-year labor agreement covering approximately 1,800 employees of the Company's supermarkets located in the Anchorage area. The document is currently in preparation, and the Company expects to formally execute it shortly.

Item 6.   Exhibits and Reports on Form 8-K

          (a) The exhibits set forth in the Exhibit Index on page 18 hereof are filed with this quarterly report on Form 10-Q.

          (b) No reports were filed on Form 8-K during the quarter ended June 30, 1996.




                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CARR GOTTSTEIN FOODS CO.



                                        By:  /s/ Lawrence H. Hayward
                                            -----------------------------
                                               Lawrence H. Hayward
                                               President and
                                               Chief Executive Officer

                                        Date: August 12, 1995



                                        By:  /s/ Donald J. Anderson
                                            -----------------------------
                                                Donald J. Anderson
                                                Senior Vice President and
                                                Chief Financial Officer

                                        Date: August 12, 1996

                            CARR-GOTTSTEIN FOODS CO.

                                EXHIBIT INDEX


The following exhibits are attached as indicated:


Exhibit
Number            Description of Exhibit

27.1             Financial Data Schedule