Form 10-Q
period 1996-09-30
CARR GOTTSTEIN FOODS CO
filed 1996-11-12
CIK 871891

[DESCRIPTION]FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[  x  ]	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
	For the Quarterly Period Ended September 29, 1996 or

[     ]	Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
	For the transition period from                          to

Commission File Number 1-12116

CARR-GOTTSTEIN FOODS CO.
(Exact name of registrant as specified in its charter)


		     Delaware						      920135158
(State or other jurisdiction of incorporation or organization)
	(I.R.S. Employer Identification No.)

6411 A Street
Anchorage, Alaska  99518
(Address of principal executive offices)

Registrant's telephone number, including area code:  (907) 561-
1944

	Indicate by check mark whether the registrant (1) has filed
all documents and reports required to be filed by Sections 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
							Yes  [  x  ] 	No  [     ]

	The number of shares of the registrant's Common Stock outstanding at November 7, 1996 was 7,816,742 shares.
EXHIBIT INDEX
APPEARS AT PAGE 18

CARR-GOTTSTEIN FOODS CO.
AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended September 29, 1996

INDEX




Part I.  Financial Information
		Page

	Item 1.	Financial Statements

		a)	Consolidated Balance Sheets
			as of September 29, 1996 (unaudited) and December
31, 1995			1

		b)	Consolidated Statements of Operations for the 13
weeks and 39 weeks
			ended September 29, 1996 (unaudited) and October 1,
1995 (unaudited)		2

		c)	Consolidated Statements of Cash Flows for the 39
weeks ended
			September 29, 1996 (unaudited) and October 1, 1995
(unaudited)		3

		d)	Notes to Consolidated Financial Statements
(unaudited)				4

	Item 2.	Management's Discussion and Analysis of Financial
Condition
			and Results of Operations (unaudited)						13

Part II.  Other Information										16


Signatures											17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Carr-Gottstein Foods Co. and Subsidiaries

Consolidated Balance Sheets
Amounts In Thousands


  Sept. 29,
   1996
  Dec. 31,
   1995
Assets
(unaudited)

Current assets:


	Cash and cash equivalents
	$   4,309
	$   2,817
	Accounts receivable, net
	21,418
	17,853
	Income taxes receivable
	212
	164
	Inventories
	57,181
	50,505
	Deferred taxes
	1,756
	1,756
	Prepaid expenses and other current
assets
	2,682
	2,881
		Total current assets
	87,558
	75,976



Property, plant and equipment, at cost,
net of accumulated depreciation
	145,003
	152,836
Intangible assets, net of accumulated
amortization
	92,445
	94,589
Other assets
	11,454
	13,219

	$ 336,460
	$ 336,620



Liabilities and Stockholders' Equity


Current liabilities:


	Accounts payable
	$  38,124
	$ 35,986
	Accrued expenses
	16,629
	7,352
	Current maturities of long-term
debt
	7,265
	3,551
	Revolving line of credit
	10,100
	16,000
	Estimated obligation for self-
insurance
	2,477
	2,794
		Total current liabilities
	74,595
	65,683



Long-term debt, excluding current
maturities
	227,816
	234,740
Estimated obligation for self-insurance
	1,536
	1,536
Deferred tax liability
	488
	488
Other liabilities
	1,729
	1,871
		Total liabilities
	306,164
	304,318



Stockholders' equity:


	Common stock, $.01 par value,
authorized 25,000 shares,
	   issued and outstanding 9,736
and 17,181 shares, respectively

	97

	97
	Additional paid in capital
	52,513
	52,595
	Stock subscriptions receivable
	-
	(44)
	Deficit
	(9,846)
	(7,734)

	42,764
	44,914



	Less treasury stock, 1,850 and
1,876 shares, at cost
	12,468
	12,612
		Total stockholders' equity
	30,296
	32,302



Commitments and contingencies

          -


-

	$ 336,460
	$ 336,620

See accompanying notes to consolidated financial statements.

Carr-Gottstein Foods Co. and Subsidiaries

Consolidated Statements of Operations
Amounts In Thousands (except per share data)
							        13 Weeks Ended
                  39 Weeks Ended


Sept. 29,
1996
Oct. 1,
1995
Sept.29,
1996
Oct. 1,
1995
								(unaudited)
	(unaudited)





Sales
	$158,506
	$155,652
	$462,268
	$449,370
Cost of merchandise
sold, including
warehousing
		and transportation
expenses (a)

	114,232

	107,481

	334,055

	309,075
Gross profit (a)
	44,274
	48,171
	128,213
	140,295





Operating and
administrative
expenses (a)
	37,102
	39,481
	109,547
	116,932
Operating income
	7,172
	8,690
	18,666
	23,363





Other income
(expense):




	Interest expense,
net
	(6,805)
	(3,459)
	(20,819)
	(10,515)
	Non-recurring
charge

       -
	(2,249)

     -
	(2,249)
	Other income
	73
	4
	75
	39
Net earnings (loss)
before taxes
	440
	2,986
	(2,078)
	10,638





Income tax expense
	(504)
	(1,517)
	(34)
	(5,239)





Net earnings (loss)
	$64)
	$1,469
	$(2,112)
	$5,399





Earnings (loss) per
common share:









Net earnings (loss)
per share
	$
(0.01)
	$
0.10
	$
(0.27)
	$
0.35










Weighted average
common shares
outstanding
	7,817
	15,287
	7,811
	15,467





See accompanying notes to consolidated financial statements.

Note (a) Due to changes in allocation methods, 1996 and 1995 gross margin and expenses rates will not be comparable.

Carr-Gottstein Foods Co. and Subsidiaries

Consolidated Statements of Cash Flows
Amounts in Thousands		39 Weeks Ended
		Sept. 29,	 Oct. 1,
	 	   1996	  1995
				(unaudited)	(unaudited)
Operating activities:
	Net income (loss) 		$ (2,112)	$   5,399
	Adjustments to reconcile net income (loss) to net cash
	   provided by (used in) operating activities:
		Depreciation 		10,889	10,242
		Amortization of intangibles 		2,144	2,653
		Amortization of
        loan fees and discounts  		1,084	396
		(Gain) loss on disposal
        of property and equipment		(72)	39
		(Increase) decrease in current assets:
		   Income tax receivable		(48)	257
		   Receivables 		(3,565)	(2,681)
		   Inventories 		(6,676)	(898)
		   Prepaid expenses 		199	1,734
		   Other assets 		681	(1,986)
		(Decrease) increase
        in current liabilities:
		   Deferred taxes		-	2,615
		   Accounts payable 		2,138	(1,582)
		   Accrued expenses 		9,277	(3,423)
		   Income taxes payable 		-	907
		   Self insurance reserve		(317)	(357)
		   Other liabilities 		(142)	(1,762)
Net cash provided by operating activities		13,480	11,553
Investing activities:
	Additions to property and equipment 		(3,216)	(14,515)
	Proceeds from sale
    of property and equipment		232	16
	Proceeds from sale of subsidiary		-	983
	Net cash used in investing activities 		(2,984)	(13,516)
Financing activities:
	Payments on long-term debt		(3,210)	(5,716)
	Issuance of bank debt		-	2,498
	Short term borrowings (payments), net		(5,900)	7,502
	Issuance of treasury stock		62	76
	Purchase of treasury stock		  -	(2,499)
	Change in stock subscriptions receivable		44	(3)
		Net cash used in financing activities 		(9,004)	(1,858)


Net increase (decrease)
in cash and cash equivalents		1,492	(105)

Cash and cash equivalents
 at beginning of period		2,817	320
Cash and cash equivalents
 at end of period		$    4,309	$      215

Supplemental disclosures of cash flow information:
Cash paid during the period for:
	Interest 	$  15,298	$  10,606
	Income taxes	-	4,075
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

Notes to Consolidated Financial Statements (unaudited) - continued

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

The following are condensed consolidating balance sheets:

Amounts in Thousands
Balance Sheet	Non-Guarantor 	Guarantor	   Parent
	Subsidiary	Subsidiaries	Company
Sept. 29, 1996   	CGF Properties	(Combined)	Only	Elimination	Consolidated
	Assets
Inventories	$           -	$   5,001	$   52,180	$             -	$   57,181
Other current assets	3,211	63,061	25,814	(61,709)	30,377
	Total current assets	3,211	68,062	77,994	(61,709)	87,558

Property, plant and  equipment, net	65,827	5,410	73,766	-
	145,003
Intangible, net	-	-	92,445	-	92,445
Investments in subsidiaries	-	-	97,902	(97,902)	-
Other assets	32	483	10,939	-	11,454
	$ 69,070	$ 73,955	$ 353,046	$ (159,611)	$ 336,460

Liabilities and Stockholders' Equity

Current liabilities	$   576	$  2,504   	$ 133,224	$  (61,709)	$   74,595
Long-term debt, excluding current
   maturities	42,043	-	185,773	-	227,816
Other liabilities	-	-	3,753	-	3,753
	Total liabilities	42,619	2,504	322,750	(61,709)	306,164

Common stock	10	44	97	(54)	97
Additional paid-in capital	28,966	39,381	52,513	(68,347)	52,513
Retained earnings (deficit)	(2,525)	32,026	(9,846)	(29,501)	(9,846)
	26,451	71,451	42,764	(97,902)	42,764

Less treasury stock	-	-	(12,468)	-	(12,468)
	Total stockholders' equity	26,451	71,451	30,296	(97,902)
	30,296

	$ 69,070	$  73,955	$  353,046	$ (159,611)	$ 336,460

Carr-Gottstein Foods Co. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

Amounts in Thousands

Balance Sheet	Non-Guarantor 	Guarantor	 Parent
	Subsidiary	Subsidiaries	Company
December 31, 1995   	CGF Properties	(Combined)	Only	Elimination	Consolidated
	Assets
Inventories	$           -	$   3,986	$   46,519	$             -	$   50,505
Other current assets	5,397	57,859	7,261	(45,046)	25,471
	Total current assets	5,397	61,845	53,780	(45,046)	75,976

Property, plant and equipment, net	67,921	6,336	78,579	-
	152,836
Intangible, net	-	-	94,589	-	94,589
Investments in subsidiaries	-	-	96,229	(96,229)	-
Other assets	33	509	12,677	-	13,219
	$ 73,351	$ 68,690	$ 335,854	$ (141,275)	$ 336,620

Liabilities and Stockholders' Equity

Current liabilities	$   3,332	$          -	$ 107,397	$  (45,046)	$   65,683
Long-term debt, excluding current
   maturities	42,480	-	192,260	-	234,740
Other liabilities	-	-	3,895	-	3,895
	Total liabilities	45,812	-	303,552	(45,046)	304,318

Common stock	10	44	97	(54)	97
Additional paid-in capital	28,966	39,381	52,595	(68,347)	52,595
Stock subscription receivable	-	-	(44)	-	(44)
Retained earnings (deficit)	(1,437)	29,265	(7,734)	(27,828)	(7,734)
	27,539	68,690	44,914	(96,229)	44,914

Less treasury stock	-	-	12,612	-	12,612
	Total stockholders' equity	27,539	68,690	32,302	(96,229)
	32,302

	$ 73,351	$ 68,690	$ 335,854	$ (141,275)	$ 336,620


Carr-Gottstein Foods Co. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

The following are condensed consolidating statements of operations:

Amounts in Thousands
Statement of Operations	 Non-Guarantor 	Guarantor	 Parent

	Subsidiary	Subsidiaries	Company
Third Quarter 1996	CGF Properties 	(Combined)	  Only
Elimination  Consolidated

Sales	$          -	$ 19,022	$ 148,472	$ (8,988)	$ 158,506
Cost of merchandise sold, including
	warehousing and transportation
	expenses	-	13,844	109,376	(8,988)	114,232
	Gross profit	-	5,178	39,096	-	44,274

Operating and administrative
	(income) expenses	(242)	3,104	34,240	-	37,102
Operating income	242	2,074	4,856	-	7,172

Interest expense, net	(1,127)	-	(5,678)	-	(6,805)
Other income (expense)	-	-	73	-	73
Equity in subsidiary earnings	-	-	702	(702)	-
	Earnings (loss) before income tax	(885)	2,074	(47)	(702)	(440)

Income tax (expense) benefit	363	(850)	(17)	-	(504)

Net earnings (loss)	$      (522)	$   1,224	$    (65)	$  (702)	$   (64)

Carr-Gottstein Foods Co. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

The following are condensed consolidating statements of operations:

Amounts in Thousands
Statement of Operations	 Non-Guarantor 	Guarantor	 Parent

	Subsidiary	Subsidiaries	Company
39 Weeks Ended Sept. 29, 1996	CGF Properties 	(Combined)	  Only
Elimination  Consolidated
Sales	$          -	$ 56,650	$ 432,682	$ (27,064)	$ 462,268
Cost of merchandise sold, including
	warehousing and transportation
	expenses	-	40,733	320,386	(27,064)	334,055
	Gross profit	-	15,917	112,296	-	128,013

Operating and administrative
	(income)expenses	(714)	9,298	100,963	-	109,547
Operating income	714	6,619	11,333	-	18,666

Interest expense, net	(3,393)	-	(17,426)	-	(20,819)
Other income (expense)	-	-	75	-	75
Equity in subsidiary earnings	-	-	2,324	(2,324)	-
	Earnings (loss) before income tax	(2,679)	6,619	(3,694)	(2,324)	(2,078)

Income tax (expense) benefit	1,099	(2,715)	1,582	-	(34)

Net earnings (loss)	$      (1,580)	$   3,904	$    (2,112)	$  (2,324)	$
(2,112)



Carr-Gottstein Foods Co. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

The following are condensed consolidating statements of operations:

Amounts in Thousands
Statement of Operations	 Non-Guarantor 	Guarantor	 Parent

	Subsidiary	Subsidiaries	Company
Third Quarter 1995	CGF Properties 	(Combined)	  Only
Elimination Consolidated

Sales	$          -	$ 20,898	$ 145,231	$ (10,477)	$ 155,652
Cost of merchandise sold, including
	warehousing and transportation
	expenses	-	12,591	105,367	(10,477)	107,481
	Gross profit	-	8,307	39,864	-	48,171

Operating and administrative
	expenses	(172)	6,132	33,521	-	39,481
Operating income	172	2,175	6,343	-	8,690

Interest expense, net	(1,142)	-	(2,317)	-	(3,459)
Non-recurring charge	-	-	(2,249)	-	(2,249)
Other income (expense)	-	-	4	-	4
Equity in subsidiary earnings	-	-	711	(711)	-
	Earnings before income tax	(970)	2,175	2,492	(711)	2,986

Income tax (expense) benefit	398	(892)	(1,023)	-	(1,517)

Net earnings (loss)	$    (572)	$   1,283	$    1,469	$  (711)	$   1,469

Carr-Gottstein Foods Co. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

The following are condensed consolidating statements of operations:

Amounts in Thousands
Statement of Operations	 Non-Guarantor 	Guarantor	 Parent

	Subsidiary	Subsidiaries	Company
39 Weeks Ended Oct. 1, 1995	CGF Properties 	(Combined)	  Only
Elimination Consolidated

Sales	$          -	$ 55,883	$ 421,103	$ (27,616)	$ 449,370
Cost of merchandise sold, including
	warehousing and transportation
	expenses	-	36,682	300,009	(27,616)	309,075
	Gross profit	-	19,201	121,094	-	140,295

Operating and administrative
	(income) expenses	(430)	11,288	106,074	-	116,932
Operating income	430	7,913	15,020	-	23,363

Interest expense, net	(3,437)	-	(7,078)	-	(10,515)
Non recurring charge	-	-	(2,249)	-	(2,249)
Other income (expense)	-	-	39	-	39
Equity in subsidiary earnings	-	-	2,895	(2,895)	-
	Earnings (loss) before income tax	(3,007)	7,913	8,627	(2,895)	10,638

Income tax (expense) benefit	1,233	(3,244)	(3,228)	-	(5,239)

Net earnings (loss)	$   (1,774)	$   4,699	$    5,399	$  (2,895)	$   5,399


Carr-Gottstein Foods Co. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued


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

Amounts in Thousands
Statement of Cash Flows	Non-Guarantor	Guarantor	Parent
	Subsidiary	Subsidiaries	Company
39 Weeks Ended Sept. 29, 1996	CGF Properties	(Combined)	Only	Consolidated
Net cash provided by
operating activities		$      393	$    4	$  13,083	$   13,480

Investing activities
	Addition to property
      and equipment		-	(4)	(3,212)	(3,216)
	Proceeds from Sale
      of property and equipment	-	-	232	232
	   Net cash used
        in investing activities	-	(4)	(2,980)	(2,984)

Financing activities
	Payments on long-term debt	(393)	-	(2,817)	(3,210)
	Short term borrowings (payments), net	(5,900)	(5,900)
	Issuance of treasury stock		-	62	62
	Change in Stock Subscription receivable-	-	44	44
	   Net cash used by financing activities	(393)	-	(8,611)
	(9,004)

Net increase in cash and cash equivalents	-	1,492	1,492

Cash and cash equivalents
at beginning of period		55	83	2,679	2,817

Cash and cash equivalents
at end of period		$       55	$     83	$     4,171	$    4,309

Carr-Gottstein Foods Co. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

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

Amounts in Thousands
Statement of Cash Flows	Non-Guarantor	Guarantor	Parent
	Subsidiary	Subsidiaries	Company
39 Weeks Ended Oct. 1, 1995	CGF Properties	(Combined)	Only	Consolidated
Net cash provided by (used in)
 operating activities	$ (1,613)	$  671	$   12,495	$   11,553

Investing activities
Addition to property and equipment	(691)	(13,824)	(14,515)
	Proceeds from
 sale of property and equipment-		16	16
	Proceeds from sale
 of subsidiary	-		983	983
	   Net cash used
in investing activities	(691)	(12,825)	(13,516)

Financing activities
	Proceeds from
issuance of debt	-		2,498	2,498
	Payments on long
-term debt 	(400)		(5,316)	(5,716)
	Short term
 borrowings, net	-	-	7,502	7,502
	Purchase of
 treasury stock	-	-	(2,423)	(2,423)
	Change in Stock
 Subscription receivable	-	-	(3)	(3)
	   Net cash used
in financing activities 	(400)	-	(2,258)	(1,858)

Net increase (decrease)
in cash and cash
 equivalents	(2,013)	(20)	1,928	(105)

Cash and cash
equivalents at
beginning of period	2,066	77	(1,823)	320

Cash and cash
equivalents at
end of period	$       53	$     57	$     105	$    215


Carr-Gottstein Foods Co. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of 			Operations.

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

Results of Operations

13 Weeks Ended September 29, 1996 Compared to 13 Weeks Ended
October 1, 1995

	Sales. Sales for the 13 weeks ended September 29, 1996 were $158.5 million compared to $155.7 million for the 13 weeks ended October 1, 1995. The 1.8% increase was due in part to increases at the Eagle Quality Centers (the "Eagle Stores") and increases attributable to Wholesale operations. The increase in sales for the third quarter of 1996 reflects a 0.2% and 3.8% increase in comparable store sales for the Carrs Quality Centers (the "Carrs Stores") and Eagle Stores, respectively.

	Gross Profit. Gross profit for the 13 weeks ended September 29, 1996 was $44.3 million compared to $48.2 million for the 13 weeks ended October 1, 1995. The decrease in gross margin dollars is primarily attributable to the allocation of warehousing and distribution expenses to cost of goods sold.
Prior to the first quarter of 1996, these expenses were not charged to the cost of goods sold but were classified as operating expenses. As a percentage of sales, gross profit was 27.9% for the 13 weeks 1996 compared to 31.0% for the 13 weeks
1995.  Gross profit as a percentage of sales for the 13 weeks
1996 decreased primarily as a result of the allocation of warehousing and distribution expenses during the quarter.

	Operating and Administrative Expenses. Operating and administrative expenses for the 13 weeks ended September 29, 1996 were $37.1 million compared to $39.5 million for the 13 weeks ended October 1, 1995. Operating and administrative expenses as a percentage of sales were 23.4% for the 13 weeks 1996 compared to 25.4% for the 13 weeks 1995. The decrease in operating and administrative expenses is primarily attributable to the allocation of warehousing and distribution expenses to cost of goods sold partially offset by some increases in depreciation and other operational expenses incurred in the quarter.

	Operating Income. Operating income for the 13 weeks ended September 29, 1996 decreased $1.5 million from $8.7 million in the third quarter of 1995 to $7.2 million in the third quarter of 1996. The decrease in operating income is due primarily to increased expenses in the quarter as compared to the same quarter in 1995.

	Other Income and Expense. Net interest expense was $6.8 million for the 13 weeks ended September 29, 1996 compared to $3.5 million for the 13 weeks ended October 1, 1995. The increase in interest expense is primarily attributable to the full quarter impact of increased interest costs related to the borrowings associated with the self stock tender completed by the Company in November of 1995. The 1995 quarter reflects a non-recurring charge of $2.2 million for expenses incurred in connection with a sale/leaseback transaction that the Company elected not to pursue.





	Income Taxes. Income tax expense for the 13 weeks ended September 29, 1996 was $0.5 million compared to a $3.0 million expense (a 50.8% effective tax rate) for the 13 weeks ended October 1, 1995. The high effective tax rate in 1995 resulted from the amortization of intangible assets for which no tax benefit was available.

	Net Income (Loss) Net loss for the 13 weeks ended September 29, 1996 was $64,000, or $0.01 per share, versus net income of $
1.5 million, or $0.10 per share for the 13 weeks ended October 1, 1995.

39 Weeks Ended September 29, 1996 Compared to 39 Weeks Ended
October 1, 1995

	Sales. Sales for the 39 weeks ended September 29, 1996 were $462.3 million compared to $449.4 million for the 39 weeks ended October 1, 1995. The increase in sales for the 39 weeks of 1996 reflects a 0.4% and 1.8% increase in comparable store sales for the Carrs Stores and Eagle Stores, respectively.

	Gross Profit. Gross profit for the 39 weeks ended September 29, 1996 was $128.2 million compared to $140.3 million for the 39 weeks ended October 1, 1995. The decrease in gross margin dollars is primarily attributable to the allocation of warehousing and distribution expenses to cost of goods sold as discussed above as well as extra promotional expenses that were incurred primarily during the first two quarters. As a percentage of sales, gross profit was 27.7% for the 39 weeks 1996 compared to 31.2% for the 39 weeks 1995. Gross profit as a percentage of sales for the 39 weeks 1996 decreased primarily as a result of the allocation of warehousing and distribution expenses and partially as the result of the increased promotional expenses that were incurred primarily during the first two quarters.

	Operating and Administrative Expenses. Operating and administrative expenses for the 39 weeks ended September 29, 1996 were $109.5 million compared to $116.9 million for the 39 weeks ended October 1, 1995. Operating and administrative expenses as a percentage of sales were 23.7% for the 39 weeks 1996 compared to 26.0% for the 39 weeks 1995. The decrease in operating and administrative expenses is primarily attributable to the allocation of warehousing and transportation expenses to the cost of goods sold coupled with expenses related to the "Fusion" corporate re-engineering project that were incurred throughout 1995 and into the second quarter of 1996.

	Operating Income. Operating income for the 39 weeks ended September 29, 1996 decreased $4.7 million from $23.4 million, or
5.2 percent of sales, in 1995 to $18.7 million, or 4.0 percent of sales in 1996.

	Other Income and Expense. Net interest expense was $20.8 million for the 39 weeks ended September 29, 1996 compared to $10.5 million for the 39 weeks ended October 1, 1995. The increase in interest expense is primarily attributable to the impact of increased interest costs related to the borrowings associated with the self stock tender completed by the Company in November of 1995. In September of 1995, the Company recognized a non-recurring charge of $2.2 million for expenses incurred in connection with a sale/leaseback transaction that the Company elected not to pursue.

	Income Taxes. Income tax expense for the 39 weeks ended September 29, 1996 was $34,000 as compared to a $5.2 million expense (a 49.2% effective tax rate) for the 39 weeks ended October 1, 1995. The high effective tax rate in 1995 resulted from the amortization of intangible assets for which no tax benefit was available.

	Net Income (Loss) Net loss for the 39 weeks ended September 29, 1996 was $2.1 million, or $0.27 per share, versus net income of $5.4 million, or $0.35 per share for the 39 weeks ended
October 1, 1995.


Liquidity and Capital Resources

	The Company's primary sources of liquidity are cash flows from operations and its working capital revolving credit facility, which are considered to be adequate for anticipated cash needs. Primary uses are capital expenditures, debt service, and lease payments.

Net cash provided by operating activities was $13.5 million for the 39 weeks ended September 29, 1996 compared to net cash provided by operating activities of $11.5 million for the same period in 1995. The change in the 39 weeks 1996 compared to 1995 was due primarily to increased inventories and receivables offset by larger increases in accounts payable and accrued expenses.

	Capital expenditures for the 39 weeks ended September 29, 1996 were $3.2 million. The majority of these expenditures were related to the "Fusion" project and other projects started in the previous year. Although the Company will consider opportunities for new store construction or acquisition, should they arise, capital expenditures are currently expected to be approximately $5.5 million for fiscal 1996. It is anticipated that the balance of 1996 capital expenditures will be funded out of cash provided by operations and borrowings under the working capital revolver.

	Net cash used for financing activities during the 39 weeks ended September 29, 1996 was $9.0 million. The level of borrowings under the Company's revolving debt is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditures.

	At September 29, 1996 there was $10.1 million outstanding on the revolving debt borrowings. The Company had available unused credit of $24.9 million. Funds borrowed under the revolving credit portion of the Company's credit facility are restricted to working capital and general corporate purposes. Scheduled amortization payments under the Company's $35.0 and $60.0 million term loans will be made on December 31, 1996 in the amounts of $2.5 and $0.3 million, respectively.

PART II. OTHER INFORMATION



Item 1.	Legal Proceedings - None.

Item 2.	Changes in Securities - None.

Item 3.	Defaults Upon Senior Securities - None.

Item 4.	Submission of Matters to a Vote of Security Holders -
None.


Item 5.	Other Information

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

(b)	No reports were filed on Form 8-K during the
quarter ended September 29, 1996.



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						CARR GOTTSTEIN FOODS CO.



						By: 	/s/ Lawrence H. Hayward

					  		Lawrence H. Hayward
							President and
							Chief Executive Officer

						Date: November 8, 1996



						By: 	/s/ Donald J. Anderson

							Donald J. Anderson
							Senior Vice President and
							Chief Financial Officer

						Date:  November 8, 1996



CARR-GOTTSTEIN FOODS CO.

Exhibit Index

The following exhibits are attached as indicated:


Exhibit 		Description of Exhibit
Number

10.102		Employment Agreement of Lawrence H. Hayward

27.1		Financial Data Schedule



EMPLOYMENT AGREEMENT

Carr-Gottstein Foods Co.
Lawrence H. Hayward

	This Employment Agreement ("Agreement") is made as of August 7, 1996 by and between CARR-GOTTSTEIN FOODS CO., a Delaware corporation, ("CGF") and LAWRENCE H. HAYWARD.


Recitals

	A. CGF is a corporation organized under the laws of Delaware. It is engaged in the business of marketing food and drug products.

	B. CGF desires to employ Mr. Hayward as President and Chief Executive Officer of CGF to manage the business and affairs of CGF. Mr. Hayward desires to be so employed and act in such capacities.


Accordingly, the parties agree as follows:

1. Employment - CGF will employ Mr. Hayward, and Mr. Hayward will be employed by CGF, as the President and Chief Executive Officer of CGF. Mr. Hayward shall assume that position on August 10, 1996. Mr. Hayward shall serve at the will of the Board of Directors. Mr. Hayward shall be accorded the authority by the Board of Directors commensurate with his position as Chief Executive Officer of CGF, and he shall make a good faith effort act in the best interests of CGF and perform those duties reasonably assigned to him by the Board of Directors. Mr. Hayward will devote himself full-time to the interests of CGF and shall not accept other employment, including service as a consultant or director of any other business or organization, except volunteer service for local charitable organizations which service does not materially interfere with his work at CGF.

2. Location of Employment - Mr. Hayward's principal place of employment shall be at the executive offices of CGF in Anchorage, Alaska or at such other location as mutually agreed upon by the parties.

3.  Compensation

	a. Salary - CGF shall pay Mr. Hayward a salary at the annual rate of $325,000, less normal withholdings, for each calendar year, pro-rated for any portion thereof, payable in substantially equal installments in accordance with CGF's usual payroll practice, but in no event less frequently than monthly.

	b. Bonus - Mr. Hayward shall participate in the Bonus Plan for the most senior executives of CGF, subject to the following.
 Mr. Hayward shall be eligible for an annual bonus of up to 60% of his annual salary, depending upon the financial performance of CGF. Mr. Hayward shall be guaranteed a bonus for fiscal year
1996 of no less than $50,000.

	c.  Stock Options

i) Mr. Hayward currently holds options to purchase up to 100,000 shares of CGF common stock. The purchase price of 65,000 of these shares is $2.88. The purchase price of 35,000 of these shares is $5.25. As of the date of this Agreement, the purchase price of the $5.25 shares shall be reduced to $3.62, which is the closing market price of such common stock on the NYSE as of this date.

ii) Effective this date, CGF shall award Mr. Hayward an option to purchase up to 28,000 shares of CGF common stock at a purchase price of $3.62. The option shall vest immediately, but any stock purchased pursuant to such option may not be sold or transferred by Mr. Hayward for six months from the option award date.

iii) CGF shall award Mr. Hayward an option to purchase up to 172,000 shares of CGF common stock at a purchase price of $3.62

	d. Other Benefits - Mr. Hayward shall receive other benefits such as vacation, personal and sick leave, insurance and other benefits consistent with the then-current policies of CGF and equal to those benefits extended to the most senior executives of CGF. Mr. Hayward will be provided with office facilities, secretarial support, and business expense reimbursement consistent with the policies of CGF with respect to its most senior executives.

	e. Travel - CGF shall provide Mr. Hayward with a non-business travel allowance of up to $15,000 each fiscal year, which travel allowance may be utilized at Mr. Hayward's discretion. There shall be no carryover or accumulation of this benefit from year to year.

	f. Severance - If Mr. Hayward's employment is terminated for any reason other than Just Cause, CGF shall continue to pay him an amount equal to his then-current salary, less normal withholdings, at intervals equal to the salary payments being received by the other most senior executives of the Company.
Such payments shall continue through July 31, 1999 or the twelve-month period following the termination, whichever is longer; provided, however, that if Mr. Hayward becomes an employee, consultant, or partner of a company or business entity that directly competes with CGF after the expiration of the waiting period described in section 10 below, any severance payments will end as of the date such relationship between Mr. Hayward and the competing entity effectively commences. For the purpose of this section, a termination for "Just Cause" shall mean a termination of employment for any of the following reasons: (i) an intentional or grossly negligent violation of any reasonable rule or regulation of the Board of Directors of the Company that results in damage to the Company or which, after notice to do so, the actor fails to correct within a reasonable time; (ii) any willful misconduct or gross negligence in the responsibilities assigned to the actor; (iii) any wrongful or illegal conduct of the actor which has an adverse impact on the Company or which constitutes a material misappropriation of Company assets; or
(iv) the performance of services for any other company, entity, or person which directly competes with the Company during the time the actor is employed by the Company, without the written approval of the Board of Directors of the Company.

	g. Relocation - In the event CGF terminates Mr. Hayward's employment prior to July 31, 1999 for any reason other than Just Cause, as defined above, CGF shall pay the reasonable cost, not to exceed $25,000, of moving Mr. Hayward's household possessions to a destination of Mr. Hayward's choice in or about the Pacific Northwest region of the mainland United States. For the purposes of this agreement, "household possessions" shall include a reasonable and ordinary amount of furniture, clothing, and personal property used in a single family household, including up to two automobiles. CGF shall not be responsible for premiums associated with the shipment of extraordinary items such as fine art or animals.

4. Representation of Mr. Hayward - Mr. Hayward represents and warrants that execution or delivery of this Agreement, nor his performance hereunder will conflict with, or result in a breach of, any obligation, contract, agreement, covenant or instrument to which he is a party or prospectively a party.

5. Dispute Resolution - This Agreement shall be interpreted according to Alaska law. Any disputes arising out of or relating to this Agreement shall be settled by arbitration held in Anchorage, Alaska in accordance with the Commercial Rules of the American Arbitration Association and judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction thereof.

6. Entire Agreement / Modifications - This document constitutes the entire agreement of the parties with respect to Mr. Hayward's employment with CGF. It supersedes any prior agreement, statement or representation. It may be modified only by written instrument executed by the party against which the modification is asserted. Failure to require performance of any provision shall not affect the right at a later time to enforce the same. No waiver by either party of a breach , whether by conduct or otherwise, shall be construed as a further or continuing waiver of any such breach.

7. Severability - Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability with invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall no invalidate or render unenforceable such provision in any other jurisdiction.

8. Survivability - The rights and obligations of the parties of the parties to this Agreement under Sections 3(f), 4, 5, 9, and 10 shall survive the termination of this Agreement.

9.  Assignability

	a) In the event CGF shall merge or consolidate with any other partnership, limited liability company, corporation, or business entity or all or substantially all CGF's business or assets shall be transferred in any manner to any other partnership, limited liability company, corporation or business entity, such successor shall thereupon succeed to, and be subject to, all rights, interests, duties, obligations of, and shall thereafter be deemed for all purposes hereof to be, CGF hereunder.

	b) This Agreement is personal in nature and none of the parties hereto shall, without the written consent of the other, assign or transfer this Agreement or any rights or obligations hereunder, except by operation of law or pursuant to the terms of section 10(a) above.

	c) Nothing expressed or implied herein is intended or shall be construed to confer upon or give to any person, other than the parties hereto, any right, remedy or claim under or by reason of this Agreement or of any term, covenant or condition hereof.

10. Non-competition - The parties recognize that Mr. Hayward will have access to trade secrets and proprietary information of the Company, and they recognize that should such information be revealed to a competitor, the Company would be materially damaged in an amount difficult to calculate. Accordingly, Mr. Hayward agrees that for one (1) year after termination of his employment with the Company, regardless of the reason for such termination, he shall not accept employment with, become a contractor to, or perform any substantially similar role for any person or business entity that directly competes with the Company.

The parties hereto execute this Agreement as the day and year first written above.


CARR-GOTTSTEIN FOODS CO.			LAWRENCE H. HAYWARD



______________________________
	_____________________________
By:  	John J. Cairns
	Chairman of the Board of Directors









29