Form 10-Q/A
period 1996-09-29
CARR GOTTSTEIN FOODS CO
filed 1996-11-19
CIK 871891

================================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-Q/A

                     ---------------------------------

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 For the Quarterly Period Ended September 29, 1996

                                     or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

      For the transition period from __________ to __________

                       Commission File Number 1-12116

                          CARR-GOTTSTEIN FOODS CO.
           (Exact name of registrant as specified in its charter)


           Delaware                                     920135158
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

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

                               EXHIBIT INDEX
                             APPEARS AT PAGE 18

                                Page 1 of 20
================================================================================

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------------
Amounts In Thousands
--------------------------------------------------------------------------------------------------------------------------
                                                                                          Sept. 29,           Dec. 31,
                                                                                             1996                1995
----------------------------------------------------------------------------------- -------------------- ------------------
ASSETS                                                                                  (unaudited)
Current assets:
         Cash and cash equivalents                                                       $     4,309          $     2,817
         Accounts receivable, net                                                             21,418               17,853
         Income taxes receivable                                                                 212                  164
         Inventories                                                                          57,181               50,505
         Deferred taxes                                                                        1,756                1,756
         Prepaid expenses and other current assets                                             2,682                2,881
----------------------------------------------------------------------------------- -------------------- ------------------
                  Total current assets                                                        87,558               75,976

Property, plant and equipment, at cost, net of accumulated depreciation                      145,003              152,836
Intangible assets, net of accumulated amortization                                            92,445               94,589
Other assets                                                                                  11,454               13,219
----------------------------------------------------------------------------------- -------------------- ------------------
                                                                                           $ 336,460            $ 336,620
=================================================================================== ==================== ==================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
         Accounts payable                                                                 $   38,124           $   35,986
         Accrued expenses                                                                     16,629                7,352
         Current maturities of long-term debt                                                  7,265                3,551
         Revolving line of credit                                                             10,100               16,000
         Estimated obligation for self-insurance                                               2,477                2,794
----------------------------------------------------------------------------------- -------------------- ------------------
                  Total current liabilities                                                   74,595               65,683

Long-term debt, excluding current maturities                                                 227,816              234,740
Estimated obligation for self-insurance                                                        1,536                1,536
Deferred tax liability                                                                           488                  488
Other liabilities                                                                              1,729                1,871
----------------------------------------------------------------------------------- -------------------- ------------------
                  Total liabilities                                                          306,164              304,318
----------------------------------------------------------------------------------- -------------------- ------------------

Stockholders' equity:
         Common stock, $.01 par value, authorized 25,000 shares,
            issued and outstanding 9,736 and 17,181 shares, respectively                          97                   97
         Additional paid in capital                                                           52,513               52,595
         Stock subscriptions receivable                                                            -                  (44)
         Deficit                                                                              (9,846)              (7,734)
----------------------------------------------------------------------------------- -------------------- ------------------
                                                                                              42,764               44,914

         Less treasury stock, 1,850 and 1,876 shares, at cost                                 12,468               12,612
----------------------------------------------------------------------------------- -------------------- ------------------
                  Total stockholders' equity                                                  30,296               32,302
----------------------------------------------------------------------------------- -------------------- ------------------

Commitments and contingencies                                                                      -                   -
=================================================================================== ==================== ==================
                                                                                           $ 336,460            $ 336,620
=================================================================================== ==================== ==================

See accompanying notes to consolidated financial statements.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------------------
Amounts In Thousands (except per share data)
--------------------------------------------------------------------------------------------------------------------------------
                                                                      13 Weeks Ended                     39 Weeks Ended
                                                               -------------------------------- --------------------------------
                                                                 Sept. 29,       Oct. 1,         Sept. 29,         Oct. 1,
                                                                   1996            1995             1996            1995
============================================================== ============== ================= =============== ================
                                                                       (unaudited)                        (unaudited)
--------------------------------------------------------------------------------------------------------------------------------
SALES                                                            $  158,506     $  155,652       $  462,268      $  449,370
Cost of merchandise sold, including warehousing
       and transportation expenses (a)                              114,232        107,481          334,055         309,075
-------------------------------------------------------------- -------------- ----------------- --------------- ---------------
GROSS PROFIT (a)                                                     44,274         48,171          128,213         140,295

Operating and administrative expenses (a)                            37,102         39,481          109,547         116,932
-------------------------------------------------------------- -------------- ----------------- --------------- ---------------
OPERATING INCOME                                                      7,172          8,690           18,666          23,363
-------------------------------------------------------------- -------------- ----------------- --------------- ---------------

Other income (expense):
         Interest expense, net                                       (6,805)        (3,459)         (20,819)        (10,515)
         Non-recurring charge                                             -         (2,249)               -          (2,249)
         Other income                                                    73              4               75              39
-------------------------------------------------------------- -------------- ----------------- --------------- ---------------
Net earnings (loss) before taxes                                        440          2,986           (2,078)         10,638

Income tax expense                                                     (504)        (1,517)             (34)         (5,239)
-------------------------------------------------------------- -------------- ----------------- --------------- ---------------

Net earnings (loss)                                               $     (64)     $   1,469      $    (2,112)      $   5,399
============================================================== ============== ================= =============== ===============

Earnings (loss) per common share:

Net earnings (loss) per share                                  $      (0.01)    $     0.10      $     (0.27)     $     0.35
============================================================== ============== ================= =============== ===============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            7,817         15,287            7,811          15,467
============================================================== ============== ================= =============== ===============

See accompanying notes to consolidated financial statements.

Note (a)  Due to changes in allocation methods, 1996 and 1995 gross margin and expenses rates will not be comparable.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------------
Amounts in Thousands                                                                             39 Weeks Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                                                           Sept. 29,         Oct. 1,
                                                                                               1996            1995
================================================================================================================================
                                                                                        (unaudited)       (unaudited)
OPERATING ACTIVITIES:
       Net income (loss)                                                                $    (2,112)      $     5,399
       Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
              Depreciation                                                                   10,889            10,242
              Amortization of intangibles                                                     2,144             2,653
              Amortization of loan fees and discounts                                         1,084               396
              (Gain) loss on disposal of property and equipment                                 (72)               39
              (Increase) decrease in current assets:
                 Income tax receivable                                                          (48)              257
                 Receivables                                                                 (3,565)           (2,681)
                 Inventories                                                                 (6,676)             (898)
                 Prepaid expenses                                                               199             1,734
                 Other assets                                                                   681            (1,986)
              (Decrease) increase in current liabilities:
                 Deferred taxes                                                                   -             2,615
                 Accounts payable                                                             2,138            (1,582)
                 Accrued expenses                                                             9,277            (3,423)
                 Income taxes payable                                                             -               907
                 Self insurance reserve                                                        (317)             (357)
                 Other liabilities                                                             (142)           (1,762)
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    13,480            11,553
--------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
       Additions to property and equipment                                                   (3,216)          (14,515)
       Proceeds from sale of property and equipment                                             232                16
       Proceeds from sale of subsidiary                                                           -               983
--------------------------------------------------------------------------------------------------------------------------------
       NET CASH USED IN INVESTING ACTIVITIES                                                 (2,984)          (13,516)
--------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
       Payments on long-term debt                                                            (3,210)           (5,716)
       Issuance of bank debt                                                                      -             2,498
       Short term borrowings (payments), net                                                 (5,900)            7,502
       Issuance of treasury stock                                                                62                76
       Purchase of treasury stock                                                                 -            (2,499)
       Change in stock subscriptions receivable                                                  44                (3)
--------------------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN FINANCING ACTIVITIES                                          (9,004)           (1,858)
--------------------------------------------------------------------------------------------------------------------------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          1,492              (105)

Cash and cash equivalents at beginning of period                                              2,817               320
--------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $    4,309      $        215
================================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
       Interest                                                                           $  15,298         $  10,606
       Income taxes                                                                               -             4,075
================================================================================================================================
See accompanying notes to consolidated financial statements.

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

The following are condensed consolidating balance sheets:

Amounts in Thousands
---------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET                       NON-GUARANTOR        GUARANTOR         PARENT
                                       SUBSIDIARY     SUBSIDIARIES        COMPANY
SEPT. 29, 1996                     CGF PROPERTIES        (COMBINED)           ONLY       ELIMINATION      CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------
           Assets
Inventories                         $           -        $   5,001      $   52,180  $             -        $   57,181
Other current assets                        3,211           63,061          25,814          (61,709)           30,377
---------------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                   3,211           68,062          77,994          (61,709)           87,558

Property, plant and equipment, net         65,827            5,410          73,766                -           145,003
Intangible, net                                 -                -          92,445                -            92,445
Investments in subsidiaries                     -                -          97,902          (97,902)                -
Other assets                                   32              483          10,939                -            11,454
---------------------------------------------------------------------------------------------------------------------------
                                         $ 69,070         $ 73,955       $ 353,046       $ (159,611)        $ 336,460
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                       $   576         $  2,504       $ 133,224       $  (61,709)       $   74,595
Long-term debt, excluding current
   maturities                              42,043                -         185,773                -           227,816
Other liabilities                               -                -           3,753                -             3,753
---------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                     42,619            2,504         322,750          (61,709)          306,164

Common stock                                   10               44              97              (54)               97
Additional paid-in capital                 28,966           39,381          52,513          (68,347)           52,513
Retained earnings (deficit)                (2,525)          32,026          (9,846)         (29,501)           (9,846)
---------------------------------------------------------------------------------------------------------------------------
                                           26,451           71,451          42,764          (97,902)           42,764

Less treasury stock                             -                -         (12,468)               -           (12,468)
----------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY            26,451           71,451          30,296          (97,902)           30,296
---------------------------------------------------------------------------------------------------------------------------

                                         $ 69,070        $  73,955      $  353,046       $ (159,611)        $ 336,460
===========================================================================================================================

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Amounts in Thousands
---------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET                       NON-GUARANTOR        GUARANTOR          PARENT
                                       SUBSIDIARY     SUBSIDIARIES         COMPANY
DECEMBER 31, 1995                  CGF PROPERTIES        (COMBINED)           ONLY      ELIMINATION      CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------
           Assets
Inventories                         $           -        $   3,986      $   46,519  $             -        $   50,505
Other current assets                        5,397           57,859           7,261          (45,046)           25,471
---------------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                   5,397           61,845          53,780          (45,046)           75,976

Property, plant and equipment, net         67,921            6,336          78,579                -           152,836
Intangible, net                                 -                -          94,589                -            94,589
Investments in subsidiaries                     -                -          96,229          (96,229)                -
Other assets                                   33              509          12,677                -            13,219
---------------------------------------------------------------------------------------------------------------------------
                                         $ 73,351         $ 68,690       $ 335,854       $ (141,275)        $ 336,620
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                     $   3,332     $          -       $ 107,397       $  (45,046)       $   65,683
Long-term debt, excluding current
   maturities                              42,480                -         192,260                -           234,740
Other liabilities                               -                -           3,895                -             3,895
---------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                     45,812                -         303,552          (45,046)          304,318

Common stock                                   10               44              97              (54)               97
Additional paid-in capital                 28,966           39,381          52,595          (68,347)           52,595
Stock subscription receivable                   -                -             (44)               -               (44)
Retained earnings (deficit)                (1,437)          29,265          (7,734)         (27,828)           (7,734)
---------------------------------------------------------------------------------------------------------------------------
                                           27,539           68,690          44,914          (96,229)           44,914

Less treasury stock                             -                -          12,612                -            12,612
---------------------------------------------------------------------------------------------------------------------

     TOTAL STOCKHOLDERS' EQUITY            27,539           68,690          32,302          (96,229)           32,302
---------------------------------------------------------------------------------------------------------------------------

                                         $ 73,351         $ 68,690       $ 335,854       $ (141,275)        $ 336,620
===========================================================================================================================

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

The following are condensed consolidating statements of operations:

Amounts in Thousands
---------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS               NON-GUARANTOR          GUARANTOR          PARENT
                                         SUBSIDIARY       SUBSIDIARIES         COMPANY
THIRD QUARTER 1996                   CGF PROPERTIES          (COMBINED)           ONLY    ELIMINATION    CONSOLIDATED
===========================================================================================================================
Sales                                  $          -           $ 19,022       $ 148,472       $ (8,988)      $ 158,506
Cost of merchandise sold, including
     warehousing and transportation
     expenses                                     -             13,844         109,376         (8,988)        114,232
---------------------------------------------------------------------------------------------------------------------------
     GROSS PROFIT                                 -              5,178          39,096              -          44,274

Operating and administrative
     (income) expenses                         (242)             3,104          34,240              -          37,102
---------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                242              2,074           4,856              -           7,172

Interest expense, net                        (1,127)                 -          (5,678)             -          (6,805)
Other income (expense)                            -                  -              73              -              73
Equity in subsidiary earnings                     -                  -             702           (702)              -
---------------------------------------------------------------------------------------------------------------------------
     EARNINGS (LOSS) BEFORE INCOME TAX         (885)             2,074             (47)          (702)           (440)

Income tax (expense) benefit                    363               (850)            (17)             -            (504)
---------------------------------------------------------------------------------------------------------------------------

NET EARNINGS (LOSS)                     $      (522)         $   1,224        $    (65)       $  (702)        $   (64)
===========================================================================================================================

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

The following are condensed consolidating statements of operations:

Amounts in Thousands
---------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS               NON-GUARANTOR          GUARANTOR          PARENT
                                         SUBSIDIARY       SUBSIDIARIES         COMPANY
39 WEEKS ENDED SEPT. 29, 1996        CGF PROPERTIES          (COMBINED)           ONLY    ELIMINATION    CONSOLIDATED
===========================================================================================================================
Sales                                  $          -           $ 56,650       $ 432,682      $ (27,064)      $ 462,268
Cost of merchandise sold, including
     warehousing and transportation
     expenses                                     -             40,733         320,386        (27,064)        334,055
---------------------------------------------------------------------------------------------------------------------------
     GROSS PROFIT                                 -             15,917         112,296              -         128,013

Operating and administrative
     (income)expenses                          (714)             9,298         100,963              -         109,547
---------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                714              6,619          11,333              -          18,666

Interest expense, net                        (3,393)                 -         (17,426)             -         (20,819)
Other income (expense)                            -                  -              75              -              75
Equity in subsidiary earnings                     -                  -           2,324         (2,324)              -
---------------------------------------------------------------------------------------------------------------------------
     EARNINGS (LOSS) BEFORE INCOME TAX       (2,679)             6,619          (3,694)        (2,324)         (2,078)

Income tax (expense) benefit                  1,099             (2,715)          1,582              -             (34)
---------------------------------------------------------------------------------------------------------------------------

NET EARNINGS (LOSS)                   $      (1,580)         $   3,904     $    (2,112)     $  (2,324)     $   (2,112)
===========================================================================================================================

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

The following are condensed consolidating statements of operations:

Amounts in Thousands
---------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS               NON-GUARANTOR          GUARANTOR          PARENT
                                         SUBSIDIARY       SUBSIDIARIES         COMPANY
THIRD QUARTER 1995                   CGF PROPERTIES          (COMBINED)           ONLY    ELIMINATION    CONSOLIDATED
===========================================================================================================================
Sales                                  $          -           $ 20,898       $ 145,231      $ (10,477)      $ 155,652
Cost of merchandise sold, including
     warehousing and transportation
     expenses                                     -             12,591         105,367        (10,477)        107,481
---------------------------------------------------------------------------------------------------------------------------
     GROSS PROFIT                                 -              8,307          39,864              -          48,171

Operating and administrative
     expenses                                  (172)             6,132          33,521              -          39,481
---------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                172              2,175           6,343              -           8,690

Interest expense, net                        (1,142)                 -          (2,317)             -          (3,459)
Non-recurring charge                              -                  -          (2,249)             -          (2,249)
Other income (expense)                            -                  -               4              -               4
Equity in subsidiary earnings                     -                  -             711           (711)              -
---------------------------------------------------------------------------------------------------------------------------
     EARNINGS BEFORE INCOME TAX                (970)             2,175           2,492           (711)          2,986

Income tax (expense) benefit                    398               (892)         (1,023)             -          (1,517)
---------------------------------------------------------------------------------------------------------------------------

NET EARNINGS (LOSS)                       $    (572)         $   1,283      $    1,469        $  (711)      $   1,469
===========================================================================================================================

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

The following are condensed consolidating statements of operations:

Amounts in Thousands
---------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS               NON-GUARANTOR          GUARANTOR          PARENT
                                         SUBSIDIARY       SUBSIDIARIES         COMPANY
39 WEEKS ENDED OCT. 1, 1995          CGF PROPERTIES          (COMBINED)           ONLY    ELIMINATION    CONSOLIDATED
===========================================================================================================================
Sales                                  $          -           $ 55,883       $ 421,103      $ (27,616)      $ 449,370
Cost of merchandise sold, including
     warehousing and transportation
     expenses                                     -             36,682         300,009        (27,616)        309,075
---------------------------------------------------------------------------------------------------------------------------
     GROSS PROFIT                                 -             19,201         121,094              -         140,295

Operating and administrative
     (income) expenses                         (430)            11,288         106,074              -         116,932
---------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                430              7,913          15,020              -          23,363

Interest expense, net                        (3,437)                 -          (7,078)             -         (10,515)
Non recurring charge                              -                  -          (2,249)             -          (2,249)
Other income (expense)                            -                  -              39              -              39
Equity in subsidiary earnings                     -                  -           2,895         (2,895)              -
---------------------------------------------------------------------------------------------------------------------------
     EARNINGS (LOSS) BEFORE INCOME TAX       (3,007)             7,913           8,627         (2,895)         10,638

Income tax (expense) benefit                  1,233             (3,244)         (3,228)             -          (5,239)
---------------------------------------------------------------------------------------------------------------------------

NET EARNINGS (LOSS)                      $   (1,774)         $   4,699      $    5,399      $  (2,895)      $   5,399
===========================================================================================================================

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

Amounts in Thousands
---------------------------------------------------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS                                   NON-GUARANTOR      GUARANTOR         PARENT
                                                             SUBSIDIARY   SUBSIDIARIES        COMPANY
39 WEEKS ENDED SEPT. 29, 1996                            CGF PROPERTIES      (COMBINED)          ONLY    CONSOLIDATED
===========================================================================================================================
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $      393         $    4      $  13,083      $   13,480
---------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
         Addition to property and equipment                           -             (4)        (3,212)         (3,216)
         Proceeds from Sale of property and equipment                 -              -            232             232
---------------------------------------------------------------------------------------------------------------------------
            NET CASH USED IN INVESTING ACTIVITIES                     -             (4)        (2,980)         (2,984)
---------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
         Payments on long-term debt                                (393)             -         (2,817)         (3,210)
         Short term borrowings (payments), net                        -              -         (5,900)         (5,900)
         Issuance of treasury stock                                   -              -             62              62
         Change in Stock Subscription receivable                      -              -             44              44
---------------------------------------------------------------------------------------------------------------------------
            NET CASH USED BY FINANCING ACTIVITIES                  (393)             -         (8,611)         (9,004)
----------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             -              -          1,492           1,492

Cash and cash equivalents at beginning of period                     55             83          2,679           2,817
---------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $       55       $     83    $     4,171      $    4,309
===========================================================================================================================

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

Amounts in Thousands
---------------------------------------------------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS                                   NON-GUARANTOR       GUARANTOR        PARENT
                                                             SUBSIDIARY    SUBSIDIARIES       COMPANY
39 WEEKS ENDED OCT. 1, 1995                              CGF PROPERTIES      (COMBINED)          ONLY    CONSOLIDATED
===========================================================================================================================
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            $ (1,613)        $  671     $   12,495      $   11,553
---------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
         Addition to property and equipment                           -           (691)       (13,824)        (14,515)
         Proceeds from sale of property and equipment                 -              -             16              16
         Proceeds from sale of subsidiary                             -              -            983             983
---------------------------------------------------------------------------------------------------------------------
            NET CASH USED IN INVESTING ACTIVITIES                     -           (691)       (12,825)        (13,516)
---------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
         Proceeds from issuance of debt                               -              -          2,498           2,498
         Payments on long-term debt                                (400)             -         (5,316)         (5,716)
         Short term borrowings, net                                   -              -          7,502           7,502
         Purchase of treasury stock                                   -              -         (2,423)         (2,423)
         Change in Stock Subscription receivable                      -              -             (3)             (3)
---------------------------------------------------------------------------------------------------------------------------
            NET CASH USED IN FINANCING ACTIVITIES                  (400)             -         (2,258)         (1,858)
----------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (2,013)           (20)         1,928            (105)

Cash and cash equivalents at beginning of period                  2,066             77         (1,823)            320
---------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $       53       $     57      $     105        $    215
===========================================================================================================================

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

                                  CARR GOTTSTEIN FOODS CO.



                                  By:  /s/ Lawrence H. Hayward
                                       -----------------------------------
                                       Lawrence H. Hayward
                                       President and
                                       Chief Executive Officer

                                  Date: November 8, 1996



                                  By:  /s/ Donald J. Anderson
                                       -----------------------------------
                                       Donald J. Anderson
                                       Senior Vice President and
                                       Chief Financial Officer

                                  Date: November 8, 1996

                          CARR-GOTTSTEIN FOODS CO.

                               Exhibit Index

The following exhibits are attached as indicated:


Exhibit           Description of Exhibit
Number

10.102            Employment Agreement of Lawrence H. Hayward

27.1              Financial Data Schedule