Form 10-K
period 1996-12-29
CARR GOTTSTEIN FOODS CO
filed 1997-03-28
CIK 871891

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended:   December 29, 1996
                                       or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to ____________.

                         Commission file number: 1-12116

                            CARR-GOTTSTEIN FOODS CO.
             (Exact name of registrant as specified in its charter)

                                 Delaware
        (State or other jurisdiction of incorporation or organization)
                                 920135158
                   (I.R.S. Employer Identification No.)

                                  6411 A Street
                             Anchorage, Alaska 99518
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: (907) 561-1944

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common - par value $.01
                     -----------------------
Name of each exchange on which registered: New York Stock Exchange
                                           -----------------------

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 1997: $28,026,541

Number of Shares of Common Stock outstanding as of March 24, 1997: 7,930,396.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To the Extent Indicated Herein)

                            CARR-GOTTSTEIN FOODS CO.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   For the Fiscal Year Ended December 29, 1996



                                     PART I

                                                                          Page

Item 1.       Business                                                       1
              ......................................................
Item 2.       Properties                                                     6
              ......................................................
Item 3.       Legal Proceedings                                              7
              ..................................................
Item 4.       Submission of Matters to a Vote of Security Holders            7
              ......................................................


                                     PART II

Item 5.       Market for Registrant's Common Equity
                       and Related Stockholder Matters                       8
              ......................................................
Item 6.       Selected Financial Information and Other Data                  9
              ......................................................
Item 7.       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations        10
              ......................................................
Item 8.       Financial Statements and Supplementary Data                   13
              ......................................................
Item 9.       Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure               13
              ......................................................


                                    PART III

Item 10.      Directors and Officers of the Registrant                      14
              ......................................................
Item 11.      Executive Compensation                                        15
              ......................................................
Item 12.      Security Ownership of Certain Beneficial
                       Owners and Management                                15
              ......................................................
Item 13.      Certain Relationships and Related Transactions                16
              ......................................................


                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules, Reports on Form 8-K  16
              ......................................................

Item 1.           Business

         As used in this annual Report on Form 10-K ("Form 10-K"), unless the context indicates otherwise, the terms "Company" and "CGF" refer to Carr-Gottstein Foods Co., a Delaware corporation. Unless otherwise indicated, as used in this Form 10-K (i) all references to square feet are to gross square feet, rather than net selling space; (ii) all references to a year shall mean the fiscal year of the Company which commences in such year (for example, the fiscal year commencing January 1, 1996 and ending December 29, 1996 is referred herein as "1996").

The Company

         The Company is the leading food and drug retailer in Alaska, with 42 stores primarily located in Anchorage, as well as in Fairbanks, Juneau, Kenai and other Alaska communities. The Company operates a chain of 15 super-combination food, drug and general merchandise stores under the name Carrs Quality Centers (the "Carrs Stores"). The Company also operates eight smaller stores, four under the name Eagle Quality Centers and two under other trade names (collectively, the "Eagle Stores"), as well as two neighborhood food stores in smaller Alaska communities. The Company is also Alaska's highest-volume alcoholic beverage retailer through its chain of 16 wine and liquor stores operated under the name Oaken Keg Spirit Shops (the "Oaken Keg Stores"). During 1996 the Company opened three small tobacco stores which operate under the name The Great Alaska Tobacco Company (the "Tobacco Stores"). In addition, the Company's vertically integrated organization, which includes freight transportation operations and Alaska's only full-line food warehouse and distribution center, provides the Company's retail and wholesale operations important merchandising benefits, cost advantages and operating efficiencies generally not available to its competitors.

History

         The Company's predecessor (the "Predecessor") was formed in 1986 as the result of a merger of J.B. Gottstein & Co., a retail grocery and wholesale grocery distributor founded in 1915, and Carrs Quality Centers, an Alaska grocery store company that commenced operations in 1950. The Company was formed in 1990 by Leonard Green & Partners, L.P. ("LGA"), for the purpose of acquiring, through Green Equity Investors, L.P. ("GEI") and with certain members of the Company's senior management, assets of the Predecessor used in its retail, wholesale and freight operations. On October 12, 1990, the Company acquired certain assets of the Predecessor, including real property, and certain subsidiaries used or held for use in the business and operation of retail food and liquor stores, food wholesaling and freight operations, and assumed certain liabilities, pursuant to an acquisition agreement among the Company, the Predecessor, Laurence J. Carr and Barnard J. Gottstein.

Business Strategy

         The Company's business strategy is to enhance its leading market position in Alaska and to increase revenue and profitability by providing competitively priced, high-quality grocery and perishable merchandise at superior levels of customer convenience and satisfaction. The Company believes it is at the forefront of supermarket industry innovations in customer offerings and expects to capitalize on its competitive advantages within Alaska. The
Company  has   devoted   significant   resources   to  expand  and  remodel  its
well-established stores to take full advantage of their prime locations. The Company expects to vigorously pursue opportunities to improve its profitability through increased efficiencies at both the store and distribution levels, enhanced systems and cost controls and recently implemented state-of-the-art electronic marketing programs. Management believes that these efforts to improve revenue and reduce costs, combined with opportunistic acquisition or construction of new stores, primarily Eagle Stores in smaller Alaska communities and, selectively, Carrs Stores, will address the Company's goal of maximizing profitable growth.

         The  Company's  strategy  capitalizes  on  the  following   competitive
         advantages:

                  Superior Merchandising Capabilities. The primary objectives of the Company's merchandising strategy are customer convenience and satisfaction. Hallmarks of the Company's stores are their variety, quality and presentation of fresh produce and other perishables offered together with a wide range of specialty departments and services not found in conventional supermarkets. The Company believes that freshness and quality of produce is generally the single most important determinant for a customer in choosing a supermarket, and that the freshness, quality, variety and presentation of its perishables are among the finest in the United States supermarket industry.

                  Quality Store Base. Over the past 30 years the Company has strategically located its stores in prime residential shopping areas intended to provide maximum accessibility and convenience to customers. In addition, from 1990 through 1995, the Company has invested in excess of $100 million to remodel and expand its existing store base and acquire or construct new stores. Due to the excellent condition of the current store base, the Company does not expect that significant capital improvements will be necessary in the foreseeable future.

                  Vertically Integrated Freight Distribution and Warehouse Facilities. The Company's freight distribution and warehouse facilities provide it with distinct competitive advantages in its procurement costs, quality of perishables and inventory management. The Company is able to supply merchandise to its Anchorage area stores generally within 12 hours, six days per week, allowing it to offer fresher perishables, minimize stock-outs and devote a greater percentage of store square footage to selling rather than on-site storage space. Because the Company's competitors rely on distribution facilities located more than 2,200 miles away, the Company believes that its competitors experience a five-day or more delay in receiving merchandise, must use more store square footage for inventory storage and are not able to match the Company's shipping volume efficiencies. Furthermore, the economies of scale provided by the Company's third-party wholesale and freight distribution businesses reduce the Company's own delivered cost of goods.

                  State-of-the-Art Electronic Direct Marketing Program. Through its "Carrs Plus" electronic marketing program, the Company tracks consumer buying patterns, enabling the Company to optimize its marketing expenditures. By using a "Carrs Plus" card with their purchases, customers automatically obtain discounts on various store items while the Company collects detailed information about consumer preferences. The Company uses the information generated through its "Carrs Plus" program to develop targeted direct mail marketing campaigns, which are typically more cost-effective and successful than mass mailings or newspaper advertisements.

Merchandising Strategy

         The  Company's  retail   merchandising   strategy  emphasizes  shopping
convenience, superlative customer service and high-quality produce, meat and other perishables. The integration of the Company's retail and distribution operations is important to the success of its merchandising strategy, as it allows the Company to offer fresher perishables and experience fewer stock-outs than its competitors. Key elements of the Company's merchandising strategy include:

         Quality Produce, Meat and other Perishables. Carrs Stores and Eagle Stores emphasize superior quality produce, meat, seafood and other perishables in addition to a wide selection of food, drugstore items and general merchandise. The Company believes that the freshness, quality, variety and presentation of its perishables are among the finest in the United States supermarket industry.

         Innovative Specialty Departments. A hallmark of the Company's stores is the variety of innovative specialty departments. A number of Carrs Stores offer a combination of specialty service meat departments, 59-minute photo developing, "Orient Express" Chinese and other specialty food take-out counters, service seafood departments, sushi counters, candy departments, fresh fruit and juice bars, espresso and ice cream stands, and full-service Bank of America branches. All Carrs Stores also include full-service pharmacies, floral departments and service delicatessens. All Carrs Stores and most Eagle Stores include natural food departments, soup and salad bars, in-store bakeries and video rental departments. In the Anchorage area, the Company also offers catering services for large and small events. In addition, the Company is the exclusive ticketing agent for most major Alaska cultural and sporting events, selling tickets through its Carrs TixTM outlets in all but one Carrs Store and at certain event locations.

         Competitive Prices. The Company maintains a reputation as the provider of the best overall supermarket values in Alaska by supplementing its competitive pricing with targeted temporary price reductions on selected food and non-food merchandise. The Company's sophisticated information systems and distribution network give management the flexibility to respond to market conditions by rapidly adjusting its prices.

         Customer Service. The Company distinguishes itself from its competitors by offering excellent customer service. The Company has adopted operating policies designed to maximize customer convenience and satisfaction. Checkout services include price scanning in all stores, acceptance of credit cards and debit cards, use of the Company's proprietary "Carrs Plus" card, "candy-free" checkout aisles for customers with young children, and carryout for all customers with more than one bag. Many Carrs Stores and Eagle Stores feature special services to assist customers, including baby changing rooms with complimentary diapers and a service center from which customers can send and receive faxes, send overnight packages and purchase hunting and fishing licenses and money orders.

Store Base

         Over the past 30 years the Company has strategically located its stores in prime residential shopping areas to provide maximum accessibility and convenience to customers. The Carrs Stores and Eagle Stores are destination stores that offer customers one-stop shopping convenience in modern, easy-to-shop formats. Due to the Company's Anchorage distribution center, the Company's stores are not required to maintain a significant amount of space for inventory storage and are therefore able to maximize selling area.

         Carrs Stores. Carrs Stores are super-combination food, drug and general merchandise stores. Specialty departments and merchandise mix in each Carrs Stores are based upon management's review of the location of a store, demographics of the area surrounding each store and a store's proximity to other Carrs Stores. The 15 Carrs Stores range from approximately 28,500 total square feet to approximately 73,000 total square feet, and average approximately 52,000 total square feet.

         Eagle Stores and Other Stores. Eagle Stores are designed to serve the smaller and more rural communities in which they operate by offering a full range of food items, a variety of non-food and drugstore items and general merchandise products with a selection of the Company's higher margin specialty departments. The Eagle Stores range from approximately 16,300 total square feet to approximately 43,900 total square feet and average approximately 25,600 total square feet. The Company operates Eagle Stores in Homer, Seward, Valdez, Unalaska/Dutch Harbor, Nome and Kotzebue. In addition, the Company operates two smaller neighborhood stores in Big Lake and Seldovia which average approximately 10,000 square feet.

         Oaken Keg Stores. The Company is the state's highest-volume alcoholic beverage retailer. Alaska law does not permit alcoholic beverages to be sold in grocery stores. Accordingly, a wholly-owned subsidiary of the Company operates a chain of 16 Oaken Keg Stores. The Company has positioned 14 of the 16 Oaken Keg Stores adjacent to Carrs Stores to provide convenient access to customers and generate walk-in traffic. Oaken Keg Stores range in size from 900 total square feet to 5,300 total square feet.

         Tobacco Stores. Tobacco Stores were designed to offer the consumer a customer friendly environment, in a tightly controlled area, to purchase a full range of tobacco items including a broad selection of cigars and miscellaneous accessories. The three Tobacco Stores range in size from 850 total square feet to approximately 1,500 total square feet.

         Store Expansions, Remodels and Additions. From 1990 through 1995, the Company pursued a program of store expansions and remodels, as well as store additions through either construction or acquisition. Remodels involve the addition of specialty departments and cosmetic renovations. Expansions involve the same type of work as remodels, but include the addition of square footage. Management believes that the addition or expansion of specialty departments and services into the Company's stores, combined with the upgrading and enlargement of core product departments, has led to increased customer traffic and sales volume and improved store operating performance. In addition, management believes that providing a broad range of products and services strengthens the competitive position of its Carrs Stores and Eagle Stores as destination stores in each of their markets.

         In 1995, the Company opened a new 70,000 square foot Carrs Store in Juneau. In 1994, the Company opened a new 43,920 square foot Eagle Store in Unalaska/Dutch Harbor. Additionally, in March 1994, the Company acquired two stores in Nome and Kotzebue from an independent operator and converted them to Eagle Stores. The Company has several major remodels planned for its Carrs locations during fiscal 1997 and will continue to search for opportunities to grow its Eagle Division either through acquisition or new construction.

Warehouse Facilities and Freight Distribution

         Warehouse Operations. The Company's full-line food warehouse and distribution center in Anchorage is the only facility of its kind in Alaska. The warehouse and distribution center consists of a 233,000 square foot facility in Anchorage which supplies approximately 80% of the merchandise sold in the Company's stores. This facility also contains refrigeration and freezer space and six state-of-the-industry banana ripening rooms. The Company's computerized store ordering system allows each individual store to place its own merchandise orders directly with the warehouse. Special computerized storage and picking systems track merchandise from point of receiving through point of sale to ensure precise inventory control and minimize handling costs. The warehouse and distribution center operates above a 95% fill rate. This efficiency, plus the proximity of the facility to a significant number of the Company's stores, enables the Company to respond quickly to store orders and to minimize stock-outs at its stores.

         Freight Operations. The Company operates its own 105,000 square foot warehouse and cross-dock facility in Tacoma, Washington, which serves as a collection point for substantially all of the inventory purchased by the Company in the lower 48 states. At the Tacoma facility, inventory is received, sorted and logged into the Company's computerized inventory management system. The Company operates 26 tractors and 550 trailers. This fleet, in addition to trailers leased as needed on a short-term basis, handles all transportation from the Company's Tacoma facility to ocean ports, from the Anchorage port to the Company's warehouse, and most of the transportation from the Company's warehouse to the Company's retail stores and third-party customers.

         Third-Party Wholesale and Freight Services. In addition to supplying its own stores, the Company utilizes its warehouse and distribution capabilities to sell grocery and household products on a wholesale basis to customers throughout Alaska, including other retailers and military commissaries. The Company believes that this expanded customer base allows it to take advantage of purchasing and other operating synergies which might otherwise be unavailable to it. In addition to its warehouse sales, the Company utilizes its existing shipping and freight handling systems to offer freight services to third parties. The economies of scale resulting from these third-party sales and services reduce the Company's own delivered cost of goods.

         Competitive Advantages. The Company's freight and warehouse operations give the Company several logistical and cost advantages relative to its competition. The Company has developed logistical expertise in long-range distribution which enables it to service efficiently stores and customers throughout Alaska, up to approximately 900 miles from its Anchorage warehouse. The Company manages the inventory for its retail operations and its wholesale distribution operations on a combined basis. It is able to consolidate van loads at its Tacoma facility for maximum space efficiency, reducing the number of vans that must be shipped and the landed cost of the Company's inventory in Anchorage.

         In contrast, the Company's competitors do not have centralized warehousing and distribution facilities in Alaska and must supply individual retail sites in Alaska from warehouses in the lower 48 states, more than 2,200 miles from Anchorage. This requires a longer lead time for store orders and makes it difficult for competitors to match the consistent freshness of the Company's perishables or its responsiveness to market conditions. Without a consolidation and distribution center in Alaska, the Company's competitors must ship vans from the lower 48 states directly to their Alaskan stores, and the Company believes that the competitors generally have a five-day or more period from placement of order to receipt of merchandise. Since the Company ships to an Alaska warehouse where loads can be redistributed for shipment to individual stores, management believes the Company is able to load vans more efficiently, reducing the cost of shipment. In order to reduce stock-outs, the Company's competitors must maintain larger in-store inventories, thereby reducing selling square footage that could otherwise be devoted to a broader selection of merchandise.

Marketing and Promotion

         The Company's retail advertising strategy is directed primarily at emphasizing its variety of high-quality perishables, customer service and a broad selection of nationally advertised brand name products, available at competitively low prices. The Company markets its retail operations through newspaper, radio and television advertising and also uses direct mail advertising, including periodic advertisements, and special season catalogues. The Company's proprietary "Carrs Plus" card is used by customers for quick check cashing and video rental, special discounts and bonuses without using coupons. Through its "Carrs Plus" electronic marketing program the Company tracks consumer buying patterns, enabling the Company to optimize its marketing expenditures. The Company uses the information generated through its "Carrs Plus" program to develop targeted direct mail marketing campaigns which are typically more cost-effective and successful than mass mailings or newspaper advertisements. The Company markets its wholesale operations primarily through a wholesale sales force. The Company also participates actively in local community affairs through the donation of funds and products to local sporting events and charities, and it encourages employees to participate in civic groups.

Management Information Systems

         The Company employs sophisticated information technology systems in all of its stores and distribution operations to improve operating efficiency and achieve lower costs, particularly in the areas of buying, distribution, scanning and in-store computing, merchandising and expense management. Management believes that its commitment to management information systems provides labor cost savings, better control of prices and increased checkout speed and accuracy due to improved product procurement, store delivery schedules, inventory management and pricing accuracy. The Company's information system also handles real time electronic mail and authorizations for check, debit and credit payments, and processing for third-party pharmacy authorization. In addition, the Company uses scanner-generated information by store of individual product sales for better merchandising of stores, tighter inventory control and better space allocation.

         All Company stores and a majority of the Company's independent wholesale customers place orders via hand-held TelxonTM terminals. Such orders can be processed by the warehouse within the hour. The Company developed and maintains a warehouse inventory tracking and productivity improvement system to manage all of the Company's warehouse inventory levels. This system includes inventory control and labor management components that help reduce product cost and maximize the Company's ability to service customers. This system also tracks inventory that is "on the water" during ocean transport from Washington to Alaska. Sophisticated logistics systems anticipate inventory needs and recommend product moves between the Tacoma and Anchorage sites. Central purchasing and a proprietary forward-buying system provide the Company with purchasing power that helps minimize product acquisition costs.

         During the first quarter of 1996, the Company completed the process of replacing its 4381 IBM mainframe computer with the installation of its new purchasing and financial system ("Project Fusion") that was designed to improve operating efficiencies and help streamline the Company's administrative operations. Project Fusion will allow the Company to support modern database tools and client/server technology. The Company believes that this new flexible systems environment will enable it to respond more rapidly to business opportunities and competitive situations as a result of better utilization of management information data.

Trademarks and Licenses

         The Company employs various trademarks, trade names and service marks. Certain governmental licenses and permits, including alcoholic beverage licenses, health permits and various business licenses, are necessary to operations. Management believes that the Company holds and is in material compliance with all necessary licenses and permits.

Competition

         The food, drug and general merchandise retail businesses are highly competitive. The principal competitive factors in the Alaska market include quality of products, customer service, product assortment, price, store location and convenience. The Company believes that its competitive strengths include its high-quality perishables, customer service, specialty departments, low prices, variety of product offering, convenient store locations and long history of community involvement. The Company believes that its freight network and Anchorage warehouse and distribution center also provide significant competitive advantages.

         Given the wide assortment of products its stores offer, the Company competes with various types of retailers, including independent and national supermarket operators, retail drug chains, national general merchandisers and discount retailers and membership wholesale clubs. The Company's principal competitors in the supermarket business include Safeway, Fred Meyer, Alaska Commercial, a number of independent supermarket operators, and four military commissaries. The Company's primary competitors for general merchandise are Fred Meyer, Kmart and Wal-Mart, and Costco and Sam's Club membership warehouse stores. The pace of new store openings and store expansions has slowed considerably since April 1994 and, to the Company's knowledge, other than one small independent store scheduled to open during the first half of 1997 in Anchorage, no other new competitive openings are scheduled or have been announced, there can be no assurance that other competitors will not either expand or begin operations in Alaska.

Alaska Economy

         Historically, Alaska had been one of the more rapidly growing states in the United States in terms of both population and employment, although employment growth has slowed recently. The Alaska Department of Labor had projected growth in Alaska's population from approximately 553,000 in 1990 to approximately 716,000 in 2000, a compound annual growth rate of approximately 2.6% compared to the estimated national population growth rate of approximately 1.0% for that period. Employment in Alaska, which grew 0.5% in 1996, is projected to remain fairly flat over the next few years. Alaska's residents are not subject to any state sales or income taxes and receive annual distributions from the state of Alaska Permanent Fund, a fund of approximately $20 billion that is supported by royalties from oil production. The distribution totaled $643 million ($1,130 per eligible resident) in Alaska's fiscal year ended June 30, 1996.

         The traditional strengths of the Alaska economy have been petroleum, fishing, forest products and mining industries. Military and government spending, as well as tourism, have also been major contributors to the state's economy. Military and government spending provide a stimulus to the state's economy through payroll and benefit payments and capital spending on transportation and other infrastructure. In recent years, tourism has become an increasingly important contributor to the Alaska economy.

Employees

         As of March 1, 1997, the Company employed a total of approximately 3,300 people, approximately 2,400 of whom are covered by collective bargaining agreements. Certain employees engaged in the Company's warehouse operations are represented by the Teamsters Union, grocery store and administrative employees are represented by the United Food and Commercial Workers Union ("UFCW"), and pharmacists are represented by the Alaska State District Council of Laborers. The Company has not experienced a labor strike since 1971 and believes its relations with its employees to be satisfactory.

         On July 24, 1996, the Company entered into a three-year labor agreement covering approximately 2,000 grocery store employees represented by the UFCW. On December 1, 1996, the Company entered into a three-year contract with the UFCW covering its administrative employees and on February 28, 1997, the Company entered into a three-year agreement with the Teamsters Union covering its Anchorage warehouse and distribution employees. The two latter contracts provide for pay increases over their terms.

Item 2.           Properties

         The Company owns eight neighborhood shopping centers. Five centers are located within the Anchorage area, and each is anchored by a Carrs Store. The other centers are located in Homer, Valdez, and Unalaska/Dutch Harbor and are anchored by Eagle Stores. These eight centers include an aggregate of approximately 491,000 square feet of retail space, approximately 347,000 square feet of which is occupied by the Company's grocery and liquor stores and approximately 144,000 square feet of which is leased to retail tenants.

         In addition to its shopping centers, the Company owns five stand-alone supermarkets, one each in Anchorage, Fairbanks, Juneau, Seward, and Nome. The Anchorage, Fairbanks, and Juneau facilities include adjacent Oaken Keg Stores. The Company owns a supermarket in Ketchikan, Alaska, which is part of a shopping center owned by an unaffiliated party. The Company owns its warehouse and distribution center in Anchorage (approximately 233,000 square feet), its cross-dock and warehouse facility in Tacoma, Washington (approximately 105,000 square feet with associated truck yard), an office building in Anchorage (approximately 9,300 square feet), and one stand-alone Oaken Keg Store in Fairbanks. The Company owns a small village store located in Seldovia, Alaska.

         The Company leases five Carrs Stores, six Oaken Keg Stores and its two headquarters buildings from general partnerships controlled by the former owners of the Predecessor. The Company leases one Carrs Store, two Oaken Keg Stores and two neighborhood stores from unaffiliated landlords.

         The remaining terms for all leased Carrs Stores locations, except one, exceed 20 years, including renewal options. The lease term of one Carrs location in Anchorage expired in 1996, and negotiations are underway to extend that term. The lease term of one Oaken Keg location exceeds twenty years, and one expires in 2015. The lease term of one Oaken Keg expires in each of 2001, 2000, 1999 and 1998. Two Oaken Keg Stores are currently on month-to-month lease terms while new long-term leases are being negotiated. The lease for the Kotzebue Eagle Store expires in 1998, and the Company has four two-year options to extend the lease terms. The Company's lease for its neighborhood store in Big Lake expires in 1998.

         Most of the properties owned in fee by the Company are collateral for approximately $42.5 million principal amount of first mortgage financing that matures in June 2001. Certain of the Company's leased properties are collateral for the Company's $130 million bank facility.

         The Company is subject to federal, state and local laws and regulations that impose liability for cleaning up past or present releases of pollutants to the environment. In this regard, the Company has performed remedial investigations and cleanup activities with respect to contamination from underground storage tanks at certain of its properties. One such situation remains pending at the present time. Management believes that any liability relating to that situation will not have a material adverse impact on the financial condition, results of operations or business of the Company.

Item 3.           Legal Proceedings

         The Company is a party to a number of legal proceedings in the ordinary course of business. Management believes that these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations or business of the Company.

         A subsidiary of the Company, AOL Express ("AOL"), operates a warehouse and cross-dock facility near the Port of Tacoma, Washington. In 1981, the United States Environmental Protection Agency ("EPA") designated the bottom of Commencement (Tacoma) Bay (the "Bay") as a site to be cleaned up under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In 1989, the EPA named as potentially responsible parties ("PRPs") over 130 parties, including AOL, that own property located along the Bay or on storm sewer systems that discharge into the Bay. The agency divided the Bay into several areas and intends to negotiate cleanup responsibilities separately with those PRPs in each area. The cleanup costs for the area to which AOL has been assigned have been estimated preliminarily to range from $8 million to $13.8 million. The EPA announced that it has named too many PRPs to discuss dismissal or settlement with any single party. The Company therefore joined with approximately 40 other PRPs who claim to have contributed little or nothing toward the contamination of the Bay (the "Minor PRPs Group"). The Minor PRP Group is currently working with a group of large, industrial PRPs to create a privately mediated allocation of liability. No assurance can be given that a private allocation of liability will be agreed upon or, if agreed upon, that it will be acceptable to the Company. The Company has commissioned environmental investigations of its Tacoma facility site and operations, and, based on these investigations, management believes that the Company is not responsible for the contamination that is the subject of these proceedings. Accordingly, the Company has made no accrual for liability in connection with this action. It will continue to seek its dismissal from the action, directly, through the Minor PRP Group, and through the allocation mediation. While there can be no assurance that the Company will be dismissed from these proceedings and an estimate of the portion (if any) of the cost allocable to the Company is uncertain, based on the Company's findings to date, the Company believes that any costs or liability resulting from this action will not have a material adverse impact on the financial condition, results of operations or business of the Company.


Item 4.           Submissions of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 29, 1996.

                                     PART II


Item 5.           Market for the Registrant's Common Equity and
                      Related Stockholders Matters.


         The Company's Common Stock is traded on the New York Stock Exchange under the symbol CGF. The quarterly high and low closing sale prices for the Common Stock as reported on the New York Stock Exchange during 1994, 1995 and 1996 are as follows:


                                                                                        High               Low
1994                                                                                  -------             -------
           First quarter .......................................................       $10.63              $ 7.38
           Second quarter ......................................................       $ 8.13              $ 5.50
           Third quarter .......................................................       $ 7.75              $ 5.75
           Fourth quarter ......................................................       $ 7.88              $ 5.88
1995
           First quarter .......................................................       $ 6.75              $ 5.88
           Second quarter ......................................................       $ 5.88              $ 5.75
           Third quarter .......................................................       $ 6.88              $ 6.00
           Fourth quarter ......................................................       $ 8.50              $ 5.13
1996
           First quarter .......................................................       $ 5.63              $ 4.50
           Second quarter ......................................................       $ 5.13              $ 4.13
           Third quarter .......................................................       $ 4.38              $ 3.63
           Fourth quarter ......................................................       $ 4.13              $ 3.38
1997
           First quarter  (through March 21, 1997) .............................       $ 6.38              $ 3.63

           As of March 21, 1997, the number of stockholders of record of the Company's Common Stock was 238.

         The Company has not declared or paid cash dividends to its stockholders. The Company anticipates that all of its earnings in the near future will be used for debt repayments or be retained for the development and expansion of its business and, therefore, does not anticipate paying dividends on its Common Stock in the foreseeable future. Declaration of dividends on the Common Stock will depend, among other things, upon the level of indebtedness, future earnings, the operating and financial conditions of the Company, its capital requirements and general business conditions. The agreements governing the Company's indebtedness contain provisions which prohibit the Company from paying dividends on its Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

         On October 13, 1995 the Company announced a tender offer for 7.5 million shares of Common Stock at $11.0 per share, approximately 50% of the Company's outstanding Common Stock. The tender offer was completed on November 15, 1995 and the Company repurchased and retired 7.5 million shares of Common Stock at a cost $82.5 million plus $750,000 of expenses. The tender offer was financed through the issuance of $100 million principal amount of unsecured senior subordinated notes. In addition to financing the tender offer, the proceeds from the sale of the notes were used to repay a portion of the debt outstanding under the Company's existing credit facility and to pay fees and expenses of $8.3 million for the issuance of the notes and to amend and restate the Company's existing credit facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Item 6.           Selected Financial Information and Other Data.
                                                                                                                     (1)
(Amounts in Thousands, except for per share      Fiscal year     Fiscal year     Fiscal year     Fiscal year     Fiscal year
and store information)                              1996            1995            1994            1993            1992
---------------------------------------------- ---------------- -------------- ---------------- -------------- ---------------
Operating Results:
Sales                                            $  612,576       $  601,322       $ 577,063      $ 555,266       $ 556,549

Cost of merchandise sold, including
warehousing and transportation expenses (2)         442,996          431,230         417,183        396,080         400,048

Gross profit                                        169,580          170,092         159,880        159,186         156,501

Operating and administrative expenses (2)           144,525          141,884         130,255        131,313         125,427

Operating income                                     25,055           28,208          29,625         27,873          31,074

Interest expense, net                                27,923           16,079          12,210         19,327          27,231
Income (loss) before extraordinary item and
cumulative effect of change
in accounting for income taxes                      (2,810)        (4) 4,650           9,211     (3)  4,244             972
Net income (loss)                                   (2,810)            3,744           9,211        (14,581)          2,007
                                                 =============== ============== =============== ============== ===============

Other Data:
Depreciation and amortization                        17,702           17,626          15,690         18,294          19,977
Compensation expense stock options (5)                    -            1,518               -              -               -
Cash interest                                        26,484           15,558          12,143         18,680          25,549

Income (Loss) Per Share:
Before extraordinary items                          $ (0.36)          $ 0.32          $ 0.55      $    0.30          $ 0.09

Net income (loss)                                  $ (0.36)           $ 0.26          $ 0.55        $ (1.03)         $ 0.18

Weighted average shares outstanding                   7,814       (6) 14,457          16,763         14,139          11,390

Financial Position:
Total assets                                        330,844          336,620         326,369        308,912         297,630
   Long-term debt,
      excluding current maturities                  227,640          234,740         136,339        137,456         190,844
   Stockholders' equity                              29,598           32,302         112,636        113,366          50,323

Capital expenditures                               $  4,390        $  16,660       $  26,473      $  27,949       $   9,827

Other Year End Statistics:
   Number of stores                                      42               39              36             33              32
   Number of employees                                3,243            3,568           3,597          3,525           3,560


(1) The Company's fiscal year is a 52 or 53 week year, ending on the Sunday closest to the calendar year-end. All fiscal years presented consist
    of 52 weeks,   except  for  fiscal   year  1992  which consist  of 53 weeks.
(2) Reclassifications have been made to fiscal years 1992 through 1995. During these years, warehousing, transportation and the related occupancy costs were originally reported as operating and administrative expenses. For the current years presentation, these expenses have been classified as cost of sales.
(3) In fiscal year 1993 extraordinary item consisted of a $21,100 ($1.49 per share) charge resulting from early retirement of debt.
(4) In fiscal year 1995, extraordinary item consisted of a $906 ($0.06 per share) charge resulting from early retirement of debt.
(5) In 1995, the Company recognized a one time pre-tax charge of $1.5 million for non-cash expenses associated with the restructuring of a management stock option incentive plan.
(6) On November 15, 1995 the Company repurchased and retired 7,500 shares of common stock. This repurchase reduced the weighted average shares for fiscal year 1995 by approximately 800 shares.

Item 7.    Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.

         In recent years, Alaska, primarily the greater Anchorage area, has attracted an increased presence of existing and new competitors, including supermarkets, general merchandisers, discount retailers and warehouse membership club stores. The Company has addressed the competition by remerchandising certain general merchandise categories and by continuing its aggressive capital expenditure program to remodel existing stores and establish additional stores in new regions of Alaska. From 1993 through 1995, 13 of the 15 Carrs Stores have been remodeled or expanded, and two new Carrs Stores and three new Eagle Stores have been added.

The table below sets forth certain income statement components as a percentage of sales.

                                                                                 Fiscal  Year
                                                                   ------------------------------------------
                                                                         1996            1995       1994
                                                                         ----            ----       ----
      Sales ........................................................     100.0%         100.0%      100.0%

      Cost of merchandise sold, including warehousing
            and transportation expenses.............................      72.3           71.7        72.3

      Gross profit..................................................      27.7           28.3        27.7

      Operating and administrative expenses.........................      23.6           23.6        22.6
                                                                          ----           ----        ----

      Operating income..............................................       4.1            4.7         5.1
                                                                           ===            ===         ===

Results of Operations

         Fiscal 1996 Compared to Fiscal 1995

         Sales. Sales for fiscal 1996 were $612.6 million compared to $601.3 million for fiscal 1995. The 1.9% increase was due primarily to increases in Eagle Stores sales as well as sales improvements from the wholesale and freight divisions. The increase in sales for 1996 reflects a 0.1% decrease and a 2.9% increase in comparable store sales for the Carrs Stores and Eagle Stores, respectively.

         Gross Profit. Gross profit for fiscal 1996 was $169.6 million compared to $170.1 million for fiscal 1995. The decrease in gross margin dollars is primarily attributable to the increased promotional spending associated with the kick-off of the Carrs Plus "Swipe the Gold, Save the Green" electronic marketing campaign which impacted the first three quarters of 1996. As a percentage of sales, gross profit was 27.7% for fiscal 1996 as compared to 28.3% for fiscal 1995. Gross profit as a percentage of sales for fiscal 1996 decreased as a result of the increased promotional spending during the first three quarters of 1996 and an overall increase in third party wholesale and freight business sales mix, generating a lower gross profit margin.

         Operating and Administrative Expenses. Operating expenses for fiscal 1996 were $144.5 million compared to $141.9 million for fiscal 1995. Operating expenses as a percentage of sales were 23.6% for each of fiscal 1996 and fiscal 1995. The increase in operating expenses reflects expenses associated with the new Carrs Store opened in March 1995, as well as increased expenses associated with the Company's "Fusion" corporate reengineering project which was designed to bring operating efficiencies and improvements to the backstage side of the business.

         Operating Income. Operating income for fiscal 1996 was $25.1 million compared to $28.2 million for fiscal 1995. The decrease was due primarily to the increased promotional expenses associated with the Carrs Plus electronic marketing campaign, increased expenses associated with the Company's "Fusion" project and increases in depreciation and amortization.

     Other Income and Expense. Net interest expense was $27.9 million for fiscal 1996 compared to $16.1 million for fiscal 1995. The increase in interest expense reflects increased borrowings associated with the financing of the Company's tender offer for approximately 50% of its outstanding stock in November 1995. See "Liquidity and Capital Resources."

         Income Taxes. Income tax expense for fiscal 1996 was $30,000 compared to $5.2 million (a 52.8% effective tax rate) for fiscal 1995. The high effective tax rate in 1995 resulted from the amortization of intangible assets for which no tax benefit was available.

         Net Income (Loss). Net loss was $2.8 million, or $0.36 per share, for fiscal 1996, compared to net income before extraordinary items of $4.7 million, or $0.32 per share, for fiscal 1995. An extraordinary charge of $1.5 million ($0.9 million, or $0.06 per share, on an after-tax basis) was recorded during 1995 as a result of the early retirement of debt. After giving effect to the extraordinary charge, net income for 1995 was $3.7 million, or $0.26 per share. The net income for fiscal 1995 reflects a $2.2 million pre-tax non-recurring charge (or $0.09 per share on an after-tax basis) for expenses associated with a sale/leaseback transaction that the Company elected not to pursue.

         Fiscal 1995 Compared to Fiscal 1994

         Sales. Sales for fiscal 1995 were $601.3 million compared to $577.1 million for fiscal 1994. The 4.2% increase was due in part to a new Carrs Store opened in March 1995 coupled with results from three new Eagle Stores and the new institutional food service business that were opened or acquired late in the first quarter of 1994. The increase in sales for 1995 reflects a 0.4% and 4.2% increase in comparable store sales for the Carrs Stores and Eagle Stores, respectively.

         Gross Profit. Gross profit for fiscal 1995 was $170.1 million compared to $159.9 million for fiscal 1994. The increase in gross margin dollars is partially attributable to the increase in sales resulting from the increase in comparable store sales and the new Carrs Store opened in March 1995. As a percentage of sales, gross profit was 28.3% for fiscal 1995 as compared to 27.7% for fiscal 1994. Gross profit as a percentage of sales for fiscal 1995 increased as a result of improved operating results from existing specialty departments and the addition of new specialty departments, together with a higher overall gross margin in the wholesale operations resulting primarily from the acquisition of YES Foods which was acquired late in the first quarter of 1994.

         Operating and Administrative Expenses. Operating expenses for fiscal 1995 were $141.9 million compared to $130.3 million for fiscal 1994. Operating expenses as a percentage of sales were 23.6% for fiscal 1995 compared to 22.6% for fiscal 1994. The increase in operating expenses reflects expenses associated with the new Carrs Store opened in March 1995, as well as the three additional Eagle Stores and the new institutional food service business which were acquired or opened late in the first quarter of 1994.

         Operating Income. Operating income for fiscal 1995 was $28.2 million compared to $29.6 million for fiscal 1994. This decrease was due primarily to a one time pre-tax charge of $1.5 million for non-cash expenses associated with the restructuring of a management stock option incentive plan coupled with an increase in depreciation expense partially offset by improvement in the gross profit margin discussed above as well as continued reductions in selling, general and administrative expenses. The increase in depreciation expense was the result of the new Carrs Store added in March 1995 coupled with the three additional Eagle Stores and the new institutional food service business which were acquired or opened late in the first quarter of 1994.

         Other Income and Expense. Net interest expense was $16.1 million for fiscal 1995 compared to $12.2 million for fiscal 1994. The increase in interest expense reflects both higher interest rates on borrowed funds in the current year and increased borrowings associated with the financing of the Company's tender offer for approximately 50% of its outstanding stock in November 1995 stock repurchase plan. See "Liquidity and Capital Resources." Additionally, in September 1995 the Company recognized a non-recurring charge of $2.2 million for expenses incurred in connection with a sale/leaseback transaction that the Company elected not to pursue.

         Income Taxes. Income tax expense for fiscal 1995 was $5.2 million (a 52.8% effective tax rate) compared to $8.2 million (a 47.1% effective tax rate) for fiscal 1994. The high effective tax rates resulted from the amortization of intangible assets for which no tax benefit was available.

         Net Income. Net income before extraordinary items was $4.7 million, or $0.32 per share, for fiscal 1995, compared to net income of $9.2 million, or $0.55 per share, for fiscal 1994. An extraordinary charge of $1.5 million ($0.9 million, or $0.06 per share, on an after-tax basis) was recorded during 1995 as a result of the early retirement of debt. After giving effect to the extraordinary charge, net income was $3.7 million, or $0.26 per share. The net income for fiscal 1995 includes a $2.2 million pre-tax non-recurring charge (or $0.09 per share on an after-tax basis) for expenses associated with a sale/leaseback transaction that the Company elected not to pursue.

Liquidity and Capital Resources

         The Company's primary sources of liquidity are cash flows from operations and its working capital revolving credit facility, which are considered to be adequate for anticipated cash needs. Primary uses are capital expenditures, debt service, and lease payments.

         Net cash provided by operating activities was $22.2 million for fiscal 1996 compared to $17.1 million for fiscal 1995 and $30.1 million for fiscal 1994. The fiscal 1996 increase compared to fiscal 1995 was due primarily to the one-time charge in 1995 for expenses associated with a sale/leaseback transaction that the Company elected not to pursue. The balance of the changes is due to higher inventory balances offset by increases in accrued payables and expenses.

         The Company spent an aggregate of $4.4 million, $16.7 million and $26.5 million on capital expenditures, during fiscal 1996, 1995 and 1994 respectively. During fiscal 1996 the Company completed its "Fusion" corporate reengineering program and opened three new Tobacco Stores. Management anticipates that capital expenditures for fiscal 1997 will be approximately $5.0 to $8.0 million, the majority of which will be spent for maintenance capital improvements.

         The table below summarizes year-end historical remodels, expansions and new store information, as well as added selling square footage resulting from expansions and new stores, for the period from 1990 through December 1996. Due to the Company's substantial investment in the store base since 1990, the Company does not expect that significant capital improvements will be necessary in the foreseeable future.

                                Number of stores                     Total selling
               --------------------------------------------
               Remodels        Expansions         New Stores       square feet added       Total selling square feet
               ----------      -----------        ----------       -----------------       -------------------------
Year       Carrs    Eagle     Carrs    Eagle  Carrs    Eagle       Carrs        Eagle         Carrs          Eagle
1990         3        1        --       --     --       --             --          --         407,446        44,076
1991         7       --        --        1     --       --             --       5,240         407,446        49,316
1992        --       --         2       --     --       --         38,581          --         446,027        49,316
1993         5        2         2       --      1       --         50,450          --         496,477        49,316
1994         3       --         2       --     --        3          5,320      67,184         501,797       116,500
1995        --       --         1       --      1       --         43,976          --         545,773       116,500
1996        --       --        --       --     --       --             --          --         545,773       116,500

         Net cash used by financing activities was $12.3 million for fiscal 1996. The level of borrowings under the Company's revolving debt is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements.

         On November 15, 1995 the Company completed a cash tender offer in which it purchased 7.5 million shares of previously outstanding common stock at $11.0 per share. In conjunction with the tender offer, the Company completed the issuance of $100 million principal amount of unsecured senior subordinated notes. In addition to financing the tender offer, the net proceeds from the sale of the notes were used to repay a portion of the debt outstanding under the Company's existing credit facility and to pay fees and expenses associated with the offering of the notes, the tender offer and the amendment and restatement of the Company's existing credit facility.

         Concurrently with the consummation of the tender offer, the Company amended and restated its credit facility (the "New Credit Facility"). The New Credit Facility provides for (i) two term loan facilities, a $35.0 million facility maturing on June 30, 2001 and a $60.0 million facility maturing on December 31, 2002, and (ii) a revolving credit facility of $35.0 million expiring on June 30, 2001. The revolving credit facility and the $35.0 million term loan bears interest at an annual rate equal to the lender's base rate plus 1.5% or the reserve-adjusted Eurodollar rate plus 2.5%, at the Company's option, and the $60.0 million term loan bears interest at an annual rate equal to the lender's base rate plus 2% or the reserve-adjusted Eurodollar rate plus 3%, at the Company's option. Interest rates on the revolving credit facility and the $35.0 million term loan are subject to reduction by up to .75% in the event the Company meets certain financial tests.

         The principal amount of the $35.0 million term loan and $60.0 million term loan is required to be amortized commencing on June 30, 1996. Scheduled amortization payments under the $35.0 million term loan is $5.0 million in 1996, $7.0 million in each of 1997, 1998 and 1999, $5.0 million in 2000 and $4.0 million in 2001. Scheduled amortization payments under the $60.0 million term loan are $600,000 in 1996, 1997, 1998, 1999 and 2000, $15.0 million in 2001 and
$42.0 million in 2002. Availability under the revolver will be reduced by $5.0 million on each of December 31, 1999 and 2000.

         At December 29, 1996 there was $7.0 million outstanding on the Company's revolving credit facility. The Company had available unused credit of $28.0. Funds borrowed under the revolving credit portion of the New Credit Facility are restricted to working capital and general corporate purposes.

         Inflation. As is typical of the supermarket industry, the Company has adjusted its retail prices in response to inflationary trends. Competitive conditions may from time to time limit the Company's ability to increase its prices as a result of inflation.

         New Accounting Pronouncements. Statement of Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996 and is effective for the Company as of January 1, 1997. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a significant impact on the Company's financial position, results of operations, or liquidity.

Item 8.          Financial Statements and Supplementary Data.

                 See the Index to Consolidated Financial Statements at page F-1.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III

         Certain information required by Part III is omitted from this Report as CGF will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.


Item 10.          Directors and Executive Officers of the Registrant

         John J. Cairns, 69, is the current Chairman of the Board of CGF. He joined Carr-Gottstein Inc., CGF's predecessor, in 1981 and served as General Manager, Executive Vice President, Chief Operating Officer, Secretary, and a director until the sale of its operating assets to CGF in 1990. From 1990 until 1993, Mr. Cairns served as President of CGF and served as Chairman of the Board of Directors of CGF. In 1993, he was made Chief Executive Officer upon the creation of that position. In September, 1994, Mr. Cairns retired from his position as Chief Executive Officer. Mr. Cairns continues to serve as Chairman and is employed by the Company on a part-time basis to assist the Chief Executive Officer on special projects and matters of strategic planning. Prior to joining CGF's predecessor, Mr. Cairns held various operating , administrative, and executive positions with the Great Atlantic and Pacific Tea Company from 1943 to 1978 and served as Vice President-Corporate Development and a director of Smith Management Corporation, a regional retail food operator in Salt Lake City, from 1978 to 1981. Mr. Cairns currently serves on the Board of Directors of Western Association of Food Chains, Inc.

         Mark R. Williams, 48, is the current Vice-Chairman of the Board of CGF. He joined the Company's predecessor in 1976 as a store manager and was later promoted to Vice President of Operations. He became Chief Operating Officer and a director of CGF in 1990 and was promoted to President in 1993. In September, 1994, Mr. Williams was promoted to Chief Executive Officer and served in that position until his retirement in August 1996. Mr. Williams has more than 24 years of experience in the retail food business. Prior to joining CGF's predecessor, he was store manager with Supermarkets Interstate and Fred Meyer, Inc. in Seattle.

     Lawrence H. Hayward, 42, is President and Chief Executive Officer of CGF. He joined the Company in March 1995 as its Senior Vice President and Chief Operating Officer and was promoted to President and Chief Executive Officer in August 1996. From 1990 to 1995, Mr. Hayward was employed by Buttrey Food and Drug Co. as Vice President for Distribution/Transportation, Vice President for Support Services and then Vice President of Store Operations. Mr. Hayward currently serves on the Board of Directors of Western Association of Food Chains, Inc.

         Donald J. Anderson, 36, is Senior Vice President, Chief Financial Officer and Secretary of CGF. He joined the Company in his present position in April 1995. Mr. Anderson has 20 years of experience in the grocery industry. From 1977 to 1994, he served in various positions with Buttrey Food and Drug Co., including Director of Financial Reporting, Corporate Controller, and Vice President. In 1994, Mr. Anderson returned to American Stores Corporate were he was Program Manager for the financial portion of a multi-million dollar re-engineering program.

     Jeff L. Philipps, 41, is Senior Vice President Retail Division of CGF. He joined the Company in his present position in February 1997. Mr. Philipps has more than 20 years of experience in the retail food business. Prior to joining CGF Mr. Philipps served as the Director of Business Development for the National Procurement Organization at American Stores Company headquartered in Salt Lake City, Utah.

         Leonard I. Green, 63, has served as a director of the Company since 1990. Since 1989, he has been, individually or through a corporation, a partner of LGA, a merchant banking firm that is the general partner of GEI. Since 1994, Mr. Green has also been an executive officer and equity owner of Leonard Green & Partners, L.P. ("LGP"), a second merchant banking firm that manages another investment fund. Before forming LGA in 1989, Mr. Green had been a partner of the merchant banking firm of Gibbons, Green, van Amerongen for more than five years. Mr. Green is also a director of Horace Mann Educators Corp., Rite-Aid Corporation and several private companies.

     Jonathan D. Sokoloff, 39, has been a director of the Company since 1990. He joined LGA as a partner in 1990. Mr. Sokoloff has also been an executive officer and equity owner of LGP since its formation in 1994. Mr. Sokoloff was previously a managing director in corporate finance at Drexel Burnham Lambert Incorporated. Mr. Sokoloff is also a director of Twin Laboratories, Inc. and several private companies.

         Gregory J. Annick, 33, has been a director of the Company since 1990. He joined LGA as an associate in 1989, became a principal in 1993, and through a corporation became a partner in 1994. Since 1994, Mr. Annick has also been an executive officer and equity owner of LGP. From 1988 to 1989, he was an associate with the merchant banking firm of Gibbons, Green, van Amerongen. Before that time, Mr. Annick was a financial analyst in mergers and acquisitions with Goldman, Sachs & Co. Mr. Annick is also a director of several private companies.

     E. Dean Werries, 67, became a director of CGF in 1994. From 1989 to 1994, Mr. Werries served as Chairman of the Board of Fleming Companies, Inc. He joined Fleming in 1955 and held various positions within that company through 1988, when he was appointed President and Chief Executive Officer. In 1994, Mr. Werries retired as Chairman. He currently serves as a Chairman of the Board of Sonic Corp.

         Donald E. Gallegos, 62, became a director of CGF in 1994. He is currently the President of King Soopers, a retail grocery chain owned by Kroger, Inc. On April 1, 1997, after serving seven years as President, Mr. Gallegos will retire from that position and become Chairman of the Executive Committee. Mr. Gallegos held various positions with King Soopers prior to being appointed Senior Vice President of King Soopers in 1982 and then President in 1990.

         To the best of CGF's knowledge, based solely upon review of the copies of such reports furnished to CGF and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten-percent shareholders were complied with during the fiscal year ended December 29, 1996.


Item 11. .........Executive Compensation

         The information required by this Item is included under the captions "Executive Compensation" in the Proxy Statement.


Item 12. .........Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is included under the caption "Ownership of Voting Securities By Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13.       Certain Relationships and Related Transactions

         The information required by this Item is included under the caption "Certain Transactions" in the Proxy Statement.



Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1 Financial Statements - See Index to Consolidated Financial Statements at page F-.1

     (a) 2     Financial Statement Schedule - none

     (a) 3     Exhibits - See Index to Exhibits immediately following page S-1.

     (b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 29, 1996.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1997.

                                    CARR-GOTTSTEIN FOODS CO.



                                    By: /S/  Lawrence H. Hayward
                                        ----------------------------------------
                                        Lawrence H. Hayward, President and Chief
                                        Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 1997.

PRINCIPAL EXECUTIVE OFFICERS                         DIRECTORS
 (AND DIRECTORS)

                                        /S/  Leonard I. Green
                                        -----------------------
  /S/  Lawrence H. Hayward              Leonard I. Green
----------------------------------------
Lawrence H. Hayward, President and Chief
Executive Officer
                                        /S/  Jonathan Sokoloff
                                        -----------------------
                                        Jonathan Sokoloff
PRINCIPAL FINANCIAL OFFICER
and ACCOUNTING OFFICER
                                        /S/  Gregory Annick
                                        -----------------------
                                        Gregory Annick

  /S/  Donald J. Anderson
-------------------------------------------
Donald J. Anderson, Chief Financial Officer
and Accounting Officer
                                        /S/  John J. Cairns
                                        -----------------------
                                        John J. Cairns


                                        /S/  Mark R. Williams
                                        -----------------------
                                        Mark R. Williams


                                        /S/  E. Dean Werries
                                        -----------------------
                                        E. Dean Werries


                                        /S/  Donald Gallegos
                                        ----------------------
                                        Donald Gallegos

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES


Index to Consolidated Financial Statements
--------------------------------------------------------------------------------
                                                                          Page
                                                                          ----
Independent Auditors' Report                                               F-2
 .........................................................

Consolidated Statements of Operations for the years ended
  December 29, 1996, December 31, 1995 and January 1, 1995                 F-3
 .........................................................

Consolidated Balance Sheets as of December 29, 1996 and
  December 31, 1995                                                        F-4
 .........................................................

Consolidated Statements of Stockholders' Equity for the
  years ended December 29, 1996, December 31, 1995,
  January 1, 1995                                                          F-5
 .........................................................

Consolidated Statements of Cash Flows for the years ended
  December 29, 1996, December 31, 1995, and January 1, 1995                F-6
 .........................................................

Notes to Consolidated Financial Statements                                 F-7
 .........................................................

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES


Independent Auditors' Report
--------------------------------------------------------------------------------



The Board of Directors and Stockholders
Carr-Gottstein Foods Co.

         We have audited the consolidated financial statements of Carr-Gottstein Foods Co. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carr-Gottstein Foods Co. and subsidiaries as of December 29, 1996 and December 31, 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 1996 in conformity with generally accepted accounting principles.


                                          KPMG Peat Marwick LLP


Anchorage, Alaska
February 21, 1997

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                                                        Years ended
--------------------------------------------------------------------------------------------------------------------------
                                                                     December 29,         December 31,      January 1,
Amounts In Thousands (except per share data)                              1996               1995              1995
--------------------------------------------------------------------------------------------------------------------------
Sales                                                                  $  612,576        $  601,322          $  577,063
Cost of merchandise sold, including warehousing
     and transportation expenses                                          442,996           431,230             417,183
--------------------------------------------------------------------------------------------------------------------------
         Gross profit                                                     169,580           170,092             159,880

Operating and administrative expenses                                     144,525           140,366             130,255
Compensation expense for stock options                                          -             1,518                   -
--------------------------------------------------------------------------------------------------------------------------
         Operating income                                                  25,055            28,208              29,625

Other income (expense):
         Interest expense, net                                            (27,923)          (16,079)            (12,210)
         Gain (loss) on disposals of property and equipment                    88               (23)                 11
         Non-recurring costs related to sale-leaseback                          -            (2,249)                  -
--------------------------------------------------------------------------------------------------------------------------
         Income (loss) before income tax expense,
            and extraordinary item                                         (2,780)            9,857              17,426

Income tax expense                                                            (30)           (5,207)             (8,215)
--------------------------------------------------------------------------------------------------------------------------
         Income (loss) before extraordinary item                           (2,810)            4,650               9,211

Extraordinary item - loss on early retirement of debt,
   net of income tax benefit                                                    -              (906)                  -
--------------------------------------------------------------------------------------------------------------------------

         Net income (loss)                                            $    (2,810)       $    3,744          $    9,211
==========================================================================================================================

Income (loss) per common share:
         Income (loss) before extraordinary item                     $      (0.36)       $      0.32        $      0.55
         Extraordinary item                                                    -               (0.06)              -
--------------------------------------------------------------------------------------------------------------------------

         Net income (loss) per share                                 $      (0.36)       $      0.26        $      0.55
==========================================================================================================================

Weighted average common shares outstanding                                  7,814            14,457              16,763
==========================================================================================================================

See accompanying notes to consolidated financial statements.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES


Consolidated Balance Sheets

                                                                                       December 29,       December 31,
Amounts in Thousands                                                                       1996               1995
------------------------------------------------------------------------------------------------------------------------

                                      Assets
Current assets:
         Cash and cash equivalents                                                      $     8,655        $     2,817
         Accounts receivable, net                                                            16,650             17,853
         Income taxes receivable                                                                  -                164
         Inventories                                                                         54,232             50,505
         Deferred taxes                                                                       1,918              1,756
         Prepaid expenses and other current assets                                            2,809              2,881
------------------------------------------------------------------------------------------------------------------------
               Total current assets                                                          84,264             75,976

Property, plant and equipment, at cost, net of accumulated depreciation                     142,179            152,836
Intangible assets, net of accumulated amortization                                           91,731             94,589
Deferred taxes                                                                                  334                  -
Other assets                                                                                 12,336             13,219
------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 330,844          $ 336,620
========================================================================================================================

                       Liabilities and Stockholders' Equity
Current liabilities:
         Accounts payable                                                                $   38,467         $   35,986
         Accrued expenses                                                                    15,145              7,352
         Income taxes payable                                                                   298                  -
         Current maturities of long-term debt                                                 7,281              3,551
         Revolving line of credit                                                             7,000             16,000
         Estimated obligation for self-insurance                                              1,958              2,794
------------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                                     70,149             65,683

Long-term debt, excluding current maturities                                                227,640            234,740
Estimated obligation for self-insurance                                                       1,536              1,536
Deferred tax liability                                                                            -                488
Other liabilities                                                                             1,921              1,871
------------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                            301,246            304,318
------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
         Common stock, $.01 par value, authorized 25,000 shares,
            issued 9,680 shares at 1996 and 1995, respectively                                  97                 97
         Additional paid in capital                                                          52,513             52,595
         Stock subscriptions receivable                                                           -                (44)
         Deficit                                                                            (10,544)            (7,734)
------------------------------------------------------------------------------------------------------------------------
                                                                                             42,066             44,914

         Less treasury stock, 1,855 shares and 1,876 shares, respectively, at cost           12,468             12,612
------------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                                    29,598             32,302
------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
========================================================================================================================
                                                                                          $ 330,844          $ 336,620
========================================================================================================================

See accompanying notes to consolidated financial statements.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES


Consolidated Statements of Stockholders' Equity

Years ended December 29, 1996
December 31, 1995, and
January 1, 1995

                                                                                                               Total
                                                      Additional                   Stock                       Stock-
                                           Common      Paid-In                Subscriptions      Treasury     holders'
Amounts in Thousands                        Stock      capital       Deficit    Receibable         Stock       Equity
------------------------------------------------------------------------------------------------------------------------

Balance at January 2, 1994                $    172   $  134,251    $  (20,689)   $    (123)     $    (245)  $   113,366

Issuance of common stock                         -            7             -            -              -             7
Issuance of treasury stock                       -            -             -            -             13            13
Purchase of treasury stock                       -            -             -            -        (10,044)      (10,044)
Net income                                       -            -         9,211            -              -         9,211
Payments under stock purchase plan               -            -             -           83              -            83
------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995                     172      134,258       (11,478)         (40)       (10,276)      112,636

Issuance of treasury stock                       -           (6)            -            -            162           156
Purchase of treasury stock                       -            -             -            -         (2,498)       (2,498)
Purchase and retirement of common
stock                                          (75)     (83,175)            -            -              -       (83,250)
Issuance of stock options                        -        1,518             -            -              -         1,518
Net income                                       -            -         3,744            -              -         3,744
Change under stock purchase plan                 -            -             -           (4)             -            (4)
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                    97       52,595        (7,734)         (44)       (12,612)       32,302

Issuance of treasury stock                       -          (82)            -            -            144            62
Net loss                                         -            -        (2,810)           -              -        (2,810)
Payments under stock purchase plan               -            -             -           44              -            44
------------------------------------------------------------------------------------------------------------------------
Balance at December 29, 1996              $     97  $    52,513    $  (10,544) $         -    $   (12,468)  $    29,598
========================================================================================================================

See accompanying notes to consolidated financial statements.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES


Consolidated Statements of Cash Flows

                                                                                          Years ended
-----------------------------------------------------------------------------------------------------------------------
                                                                       December 29,       December 31,       January 1,
Amounts in Thousands                                                        1996               1995            1995
-----------------------------------------------------------------------------------------------------------------------
Operating activities:
       Net income (loss)                                              $     (2,810)     $     3,744        $    9,211
       Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
              Extraordinary loss before income tax benefit                       -            1,539                 -
              Depreciation                                                  14,844           14,141            12,157
              Amortization of intangibles                                    2,858            3,485             3,533
              Amortization of loan fees and discounts                        1,439              696               510
              Loss (gain) on disposal of property and equipment                (84)              23               (11)
              Compensation recognized for stock options                          -            1,518                 -
              Changes in assets and liabilities:
                 Decrease (increase) in receivables                          1,203           (2,244)           (5,085)
                 Increase in inventories                                    (3,727)          (1,111)           (6,725)
                 Decrease (increase) in prepaid expenses                        72              564            (2,271)
                 Increase in other assets                                     (556)          (1,284)             (987)
                 Increase in income taxes payable                              298                -                 -
                 Decrease (increase) in deferred taxes                        (984)             390             9,757
                 Increase (decrease) in accounts payable                     2,481           (4,368)           14,015
                 Increase (decrease) in accrued expenses                     7,793            1,024            (3,604)
                 Decrease (increase) in income tax receivable                  164               93              (257)
                 Increase (decrease) in obligation for self-insurance         (836)            (422)              486
                 Increase (decrease) in other liabilities                       50             (650)             (632)
-----------------------------------------------------------------------------------------------------------------------
                 Net cash provided by operating activities                  22,205           17,138            30,097
-----------------------------------------------------------------------------------------------------------------------
Investing activities:
       Additions to property and equipment                                  (4,390)         (16,660)          (26,473)
       Additions to intangible assets                                            -              (26)           (1,350)
       Proceeds from sale of property and equipment                            287               66                59
       Proceeds from sale of subsidiary                                          -              983                 -
-----------------------------------------------------------------------------------------------------------------------
                 Net cash used in investing activities                      (4,103)         (15,637)          (27,764)
-----------------------------------------------------------------------------------------------------------------------
Financing activities:
       Proceeds from issuance of long-term debt                                  -           95,000            10,044
       Proceeds from issuance of senior subordinated notes                       -           91,750                 -
       Proceeds from issuance of common stock                                    -                -                 7
       (Payments) borrowings under revolving line of credit, net            (9,000)           4,044             6,956
       Payments on long-term debt, including prepayment penalties           (3,370)        (104,202)           (9,407)
       Change in stock subscriptions receivable                                 44               (4)               83
       Purchase and retirement of common stock                                   -          (83,250)                -
       Purchase of treasury stock                                                -           (2,498)          (10,044)
       Issuance of treasury stock, net                                          62              156                13
-----------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) financing activities       (12,264)             996            (2,348)
-----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                         5,838            2,497               (15)

Cash and cash equivalents at beginning of year                               2,817              320               335
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                               $     8,655    $       2,817       $       320
=======================================================================================================================

Supplemental information:
       Interest paid                                                    $   25,198        $  14,387         $  11,430
       Income taxes paid (received)                                   $        552       $    4,091        $   (1,285)
=======================================================================================================================

See accompanying notes to consolidated financial statements.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
--------------------------------------------------------------------------------

(1) BUSINESS

Carr-Gottstein Foods Co. and subsidiaries (Company) is the leading food and drug retailer in Alaska with 42 stores primarily located in Anchorage, as well as in Fairbanks, Juneau, Kenai and other Alaska communities. The Company operates a chain of 15 super-combination food, drug and general merchandise stores under the name Carrs Quality Centers. The Company also operates eight smaller stores under the name of Eagle Quality Centers or other names in smaller Alaska communities. The Company is also Alaska's highest-volume alcoholic beverage retailer through its chain of 16 wine and liquor stores operated under the name of Oaken Keg stores. During 1996, the Company opened three small tobacco stores which operate under the name of the Great Alaska Tobacco Company. In addition, the Company operates a freight transportation business under the names of AOL Express and APR Forwarders, a full-line food warehouse and distribution center under the name of J.B. Gottstein and a institutional food service distribution business under the name of YES Foods. The Company through CGF Properties, Inc. owns many of the buildings and shopping centers from which its Carr and Eagle Quality Centers operate.


(2) ACQUISITION AND BASIS OF PRESENTATION

As of October 12, 1990, CG Acquisition Co. acquired certain assets and liabilities of Carr-Gottstein Inc. and other related entities (Predecessor) and changed the corporate name to Carr-Gottstein Foods Co. The transactions described above are referred to herein as the Acquisition. The cost of the Acquisition approximated $280,000 and was financed through bank borrowings, issuance of senior notes, subordinated notes and common stock. The Acquisition was accounted for using purchase accounting in which the purchase price was allocated to the acquired assets and liabilities based on their relative estimated fair values. The excess of the purchase price over the fair value of assets and liabilities acquired resulted in identified intangibles of $25,100 and goodwill of $105,700.


(3) CAPITALIZATION

On May 6, 1993, the Company reclassified its common stock into a single class and authorized 25,000 shares of $.01 par value common stock and 10,000 shares of $.01 par value preferred stock and a two for one split for the reclassified common stock. As a result of the split, 5,678 shares were issued and additional paid-in capital was reduced by $57.

During 1993 the Company undertook an initial public offering of its common stock. The shares were issued at an initial price of $14.50 per share. The Company issued 5,824 new shares of common stock and received net proceeds of $77,632. Common stock and additional paid-in capital were increased by $58 and $77,574, respectively.


(4) TENDER OFFER

On October 13, 1995, the Company announced a tender offer for 7,500 shares of common stock at $11.00 per share. The Company completed the tender offer on November 15, 1996 and repurchased and retired 7,500 shares of common stock at a cost of $82,500 plus $750 of fees and expenses. The Company financed the tender offer through the issuance of $100,000 of 12% unsecured senior subordinated notes. Concurrent with the tender offer, the Company renegotiated and amended its bank debt and revolving line of credit. The Company paid $8,250 of fees and expenses to issue the senior subordinated notes and to amend its bank debt and revolving line of credit. The debt amendment is accounted for as an early extinguishment of debt.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
--------------------------------------------------------------------------------
(5) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates and Assumptions
In preparing the consolidated financial statements in accordance with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and revenue and expenses for the reporting period. Actual results could differ from those estimates and assumptions. The more significant estimates and assumptions applied in the preparation of the consolidated financial statements are discussed below.

Fiscal Year
The Company's fiscal year is a 52 or 53 week year, ending on the Sunday closest to the calendar year-end. All years presented in the consolidated financial statements consist of 52 weeks. References to fiscal years 1996, 1995 and 1994 represent the 52 week years ending December 29, 1996, December 31, 1995 and January 1, 1995, respectively.

Consolidation
The consolidated financial statements of the Company include the accounts of Carr-Gottstein Foods Co. and its divisions, J.B. Gottstein, Carrs Quality Centers and Eagle Quality Centers and its wholly-owned subsidiaries, AOL Express, Inc., APR Forwarders, Inc., Oaken Keg Spirit Shops, Inc., Alaska Advertisers, Inc. and CGF Properties, Inc. The Company sold its wholly-owned computer services subsidiary in the first quarter of 1995. Significant intercompany transactions and accounts have been eliminated from the consolidated financial statements.

Cash Equivalents
For purposes of the statement of cash flows, short-term investments with a maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include cash on hand, checking accounts and savings accounts.

Inventories
Inventories are stated at the lower of cost or market. Retail food company and liquor company store inventory cost is determined by reducing inventories taken at retail prices by estimated gross margin percentages. Wholesale inventories are valued at weighted average cost. Inventories include direct transportation, warehouse and allocated administrative costs.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Maintenance, repairs and minor replacements are charged to expense as incurred. When assets are sold, retired or fully depreciated, their cost and related accumulated depreciation are removed from the property, plant and equipment accounts, and any gain or loss is recorded.

Depreciation
The costs of buildings, equipment and fixtures are depreciated over their estimated useful lives on a straight-line basis. The components of buildings are depreciated over lives ranging from ten to 31.5 years or over the respective lease terms, if such periods are shorter. Fixtures and equipment are depreciated over estimated lives of three to 15 years.

Intangible Assets and Amortization
Intangible assets represent the excess of purchase price over fair value of net assets acquired. Goodwill is generally amortized on a straight-line basis over 40 years. Costs allocated to specifically identified assets are amortized on a straight-line basis over three to five years. On an annual basis the Company assesses the recoverability of goodwill and other intangible assets by determining whether the amortization of the balances over the remaining lives can be recovered through the undiscounted future operating cash flows of the acquired operations.

Loan Fees
Loan fees are amortized over the term of the related debt.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
--------------------------------------------------------------------------------
Buying and Promotional Allowances
Allowances and credits received from vendors in connection with the Company's buying and merchandising activities are recognized as earned.

Investment in Affiliate
The equity method of accounting is used to account for the Company's ownership of 33-1/3% of the stock of Denali Commercial Management, Inc. (DCM). The financial position and results of operations of DCM are not material.

Income Taxes
The Company files consolidated federal and state income tax returns. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment or cost can be reasonably estimated.

Earnings Per Common Share
Primary earnings per common share are determined by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents, which are stock options. Primary and fully diluted earnings per common share are the same.

Impairment of Long-Lived Assets
Statement  of  Financial   Accounting  Standard  No.  121,  Accounting  for  the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, sets forth new standards for determining when long-lived assets are impaired and requires impaired assets to be carried at the lower of cost or fair value. The Company adopted the new standard as of January 1, 1996 which has had no effect on the Company's financial statements.

Stock Option Plan
Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, was adopted by the Company as of January 1, 1996. This statement establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by this statement, the Company has elected to continue to use the accounting method it is currently using, APB Opinion No. 25, Accounting for Stock Issued to Employees, to determine the amount of any compensation expense related to stock options. Consequently, the Company will disclose the amount of compensation expense and the impact on net earnings and earnings per share had the fair value method set forth in the new statement been used to calculate compensation.

Reclassifications
Certain reclassifications have been made to the fiscal year 1995 and 1994 consolidated financial statements to conform to the current period presentation. During these years, warehousing, transportation and the related occupancy costs were originally reported as operating and administrative expenses. For the current year's presentation, these expenses have been classified as cost of sales.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
--------------------------------------------------------------------------------
(6) ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                                           December 29,             December 31,
-----------------------------------------------------------------------------------------------------------------------
                                                                               1996                     1995
Wholesale and retail trade                                                   $ 15,267                $ 14,605
Tenant                                                                            248                     215
Other                                                                           1,378                   3,154
-----------------------------------------------------------------------------------------------------------------------
                                                                               16,893                  17,974
Less allowance for doubtful accounts                                              243                     121
-----------------------------------------------------------------------------------------------------------------------
  Accounts receivable, net                                                   $ 16,650                $ 17,853
=======================================================================================================================

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:
                                                                           December 29,             December 31,
                                                                               1996                     1995
-----------------------------------------------------------------------------------------------------------------------
Land                                                                       $   25,393              $   25,614
Buildings                                                                      95,458                 102,353
Fixtures and equipment                                                         93,326                  82,554
-----------------------------------------------------------------------------------------------------------------------
                                                                              214,177                 210,521
Less accumulated depreciation                                                  71,998                  57,685
-----------------------------------------------------------------------------------------------------------------------
   Property, plant and equipment, net                                       $ 142,179               $ 152,836
=======================================================================================================================

(8) INTANGIBLE ASSETS

Intangible assets consist of the following:
                                                                           December 29,             December 31,
                                                                               1996                     1995
-----------------------------------------------------------------------------------------------------------------------
Goodwill                                                                    $ 107,505               $ 107,505
Other intangibles                                                              18,485                  18,485
-----------------------------------------------------------------------------------------------------------------------
                                                                              125,990                 125,990
Less accumulated amortization                                                  34,259                  31,401
-----------------------------------------------------------------------------------------------------------------------
   Intangible assets, net                                                  $   91,731              $   94,589
=======================================================================================================================

(9) REVOLVING LINE OF CREDIT

The Company has a $35,000 revolving line of credit (revolver) available for working capital purposes. The revolver, along with the bank term debt, are secured by substantially all of the Company's assets, except for certain real estate assets. The revolver and term debt agreements contain restrictive covenants. Interest is payable quarterly on the revolver at the lower of prime plus 1.5% or LIBOR plus 2.5%. Availability under the revolver is reduced by $5,000 on each December 31, 1999 and 2000. The Company is required to pay an annual commitment fee of 0.5% per annum on the average unused portion of the revolver. The interest rate on the revolver at December 31, 1996 was approximately 8.0%.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
--------------------------------------------------------------------------------
(10) LONG-TERM DEBT

Long-term debt consist of the following:

                                                                          December 31,              December 31,
                                                                              1996                      1995
-----------------------------------------------------------------------------------------------------------------------
First mortgage notes payable in monthly payments of $426;
    including interest at 10.55%; unpaid  balance due at maturity of June 1, 2001; prepayments prohibited through 1996;
    prepayment penalties apply; secured by real estate                    $    42,532             $    43,080
Senior subordinated notes with interest payable semiannually at
     12%; entire balance due at maturity of November 15, 2005;
     prepayment penalties apply; unsecured                                    100,000                 100,000
Bank term note payable with varying semiannual principal
     payments; interest payable quarterly at the lower of
     prime plus 1.5% or LIBOR plus 2.5%, approximately
     8.0% at December 29, 1996; maturity of June 30, 2001                      32,500                  35,000
Bank term note payable with varying semiannual principal
     payments; interest payable quarterly at the lower of
     prime plus 2.0% or LIBOR plus 3.0%, approximately
     8.5% at December 31, 1996; maturity December 31, 2002                     59,700                  60,000
Other notes payable                                                               189                     211
-----------------------------------------------------------------------------------------------------------------------
                                                                              234,921                 238,291
Less current maturities of long-term debt                                       7,281                   3,551
-----------------------------------------------------------------------------------------------------------------------
     Total long-term debt                                                   $ 227,640               $ 234,740
=======================================================================================================================

The Company's debt agreements contain various restrictive covenants pertaining to net worth levels, limitations on additional indebtedness and capital expenditures, financial ratios and monthly, quarterly and annual reporting requirements. In addition, the agreements require certain mandatory pre-payment of amounts resulting from real estate or fixed asset sales, increases in outstanding cash balances, issuance of stock, or the issuance of additional debt. Substantially all of the assets of the Company are pledged as security for long-term debt. The Company is in compliance with all debt agreements.

The aggregate maturities of long-term debt for periods subsequent to December 29, 1996 are as follows:

                   Fiscal year                                Amount
--------------------------------------------------------------------------------

                      1997                                  $     7,281
                      1998                                       12,155
                      1999                                        4,637
                      2000                                        7,632
                      2001                                       46,216
                      Thereafter                                157,000
--------------------------------------------------------------------------------
                                                              $ 234,921
================================================================================

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
--------------------------------------------------------------------------------
Interest expense consists of the following:

                                                                              Fiscal year
-----------------------------------------------------------------------------------------------------------------------
                                                         1996                     1995                  1994
-----------------------------------------------------------------------------------------------------------------------
Interest on debt                                      $ 26,484                  $ 15,558             $ 12,143
Amortization of loan fees                                1,439                       696                  510
-----------------------------------------------------------------------------------------------------------------------
                                                        27,923                    16,254               12,653
Less capitalized interest                                    -                       175                  443
-----------------------------------------------------------------------------------------------------------------------
   Interest expense, net                              $ 27,923                  $ 16,079             $ 12,210
=======================================================================================================================

Loan fees are classified as other assets and total $7,879 and $9,318, net of amortization, at December 29, 1996 and December 31, 1995, respectively. In fiscal year 1995 the Company incurred $8,250 of loan fees to issue the senior subordinated notes and to amend its bank debt and revolver.

The amendment and renegotiation of the Company's bank debt and revolver in fiscal year 1995 is considered an early extinguishment of debt. This transaction resulted in an extraordinary loss of $906, from the write-off of unamortized loan fees of $1,539, net of income tax benefit of $633.


(11) OTHER LIABILITIES

Other long-term obligations consist primarily of installment obligations payable to former or current employees arising from deferred compensation agreements of the Predecessor which were assumed in the Acquisition. These obligations are payable over a ten-year period, without interest, commencing on the employee's termination from the Company. Each employee's principal balance, which accrues interest at 8% to the date of termination, is discounted from the date the employee attains the age of 65 for current employees or the remaining payoff period for terminated employees.


(12) INCOME TAXES

Income tax expense (benefit) for continuing operations before extraordinary item consist of the following:

                                                                              Fiscal year
-----------------------------------------------------------------------------------------------------------------------
                                                         1996                     1995                  1994
-----------------------------------------------------------------------------------------------------------------------

Current:
Federal                                               $    782                   $ 3,546             $ (1,313)
State                                                      232                       638                 (229)
-----------------------------------------------------------------------------------------------------------------------
                                                         1,014                     4,184               (1,542)
-----------------------------------------------------------------------------------------------------------------------
Deferred:
Federal                                                   (759)                      871                8,307
State                                                     (225)                      152                1,450
-----------------------------------------------------------------------------------------------------------------------
                                                          (984)                    1,023                9,757
-----------------------------------------------------------------------------------------------------------------------
   Income tax expense                                $      30                  $  5,207             $  8,215
=======================================================================================================================

A reconciliation of income taxes expense (benefit) at the statutory rate of 35% applied to earnings before income taxes and extraordinary item to the Company's effective rate is as follows:

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)

-----------------------------------------------------------------------------------------------------------------------
                                                                              Fiscal year
-----------------------------------------------------------------------------------------------------------------------
                                                         1996                     1995                  1994
-----------------------------------------------------------------------------------------------------------------------
Computed "expected" tax expense (benefit)              $  (973)                 $  3,450              $ 6,099
State income taxes, net of federal benefit                   4                       764                1,231
Nondeductible goodwill amortization                        925                       925                  925
Other                                                       74                        68                  (40)
-----------------------------------------------------------------------------------------------------------------------
                                                      $     30                  $  5,207              $ 8,215
=======================================================================================================================

Total tax expense for fiscal year 1996 is $30. Total tax expense for fiscal year 1995 is $4,576, which reflects tax expense for continuing operations of $5,207 and a tax benefit of $633 for the extraordinary loss.

In August, 1995, an examination by the Internal Revenue Service ("IRS") of the Company's federal tax returns for fiscal years 1990 through 1993 was finalized resulting in a settlement that decreased the Company's net operating loss carry-forwards, modified the timing and deductibility of certain items and required an immaterial cash payment.
The settlement had no effect on previously recorded expense or net income.

The Company fiscal year 1995 and 1994 federal tax returns are currently under examination by the IRS. The IRS has proposed tentative adjustments to the timing of deductibility of certain amounts. The Company believes that the ultimate resolution of the examination will not have a material effect on the results of operations or financial condition of the Company.

The components of the net deferred tax asset are as follows:

                                                                            December 29,            December 31,
                                                                                1996                    1995
-----------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
       Net operating loss carry-forward                                  $          -               $     736
       Alternative minimum tax credit carry-forward                             4,949                   4,637
       Intangible assets, due to differences in
          amortization                                                            460                     922
       Financial statement accrual of self-
          insurance costs                                                       1,436                   1,780
       Financial statement accrual for compensated
          absences                                                                826                     663
       Revenues received in advance, amortized
          for financial reporting                                                 452                       -
       Financial statement expense  for stock options                             612                     624
       Inventory capitalized for taxes                                            497                     389
       Other                                                                      100                      51
-----------------------------------------------------------------------------------------------------------------------
             Total gross deferred tax assets                                    9,332                   9,802
-----------------------------------------------------------------------------------------------------------------------

Deferred tax liabilities:
       Property, plant, equipment, due to
          differences in depreciation                                          (7,055)                 (8,249)
       Other                                                                      (25)                   (285)
-----------------------------------------------------------------------------------------------------------------------
             Total gross deferred tax liabilities                              (7,080)                 (8,534)
-----------------------------------------------------------------------------------------------------------------------

             Net deferred tax asset                                          $  2,252                $  1,268
=======================================================================================================================

At December 29, 1996 the Company has alternative minimum tax credit carry-forwards of approximately $4,188 and $761 for federal and state income taxes, respectively, which carry-forward indefinitely.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
--------------------------------------------------------------------------------
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on the Company's historical taxable income, adjusted for significant items such as, the loss from early retirement of debt and utilization of net operating losses, and expected future taxable income, management believes it is more likely than not that the Company will realize the benefit of deferred tax assets existing at December 29, 1996. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. Therefore, the Company has not provided a valuation allowance. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced.


(13) LEASE COMMITMENTS

The Company leases (as lessee) land, buildings, fixtures and equipment primarily for retail stores and its headquarters under operating leases expiring at various dates through 2029. Generally, these leases include options to renew at the end of the initial lease period. Commitments for future minimum payments under non-cancelable operating leases for periods subsequent to December 29, 1996 are as follows:

                      Fiscal Year                        Amount
--------------------------------------------------------------------------------

                         1997                         $   7,802
                         1998                             6,801
                         1999                             6,702
                         2000                             6,632
                         2001                             6,612
                         Thereafter                      49,420
--------------------------------------------------------------------------------
                                                       $ 83,969
================================================================================

Rental expense under operating lease agreements include contingency rentals which are based on a certain percentage of sales that are achieved over a set amount of sales determined on an individual store basis. Rental expense is as follows:

  Fiscal year        Minimum payments             Percentage rents       Total
--------------------------------------------------------------------------------

   1994                 $  9,355                  $     999           $  10,354
   1995                    9,426                      1,024              10,450
   1996                    9,338                        355               9,693
================================================================================


In May 1995, the Company entered into letters of intent regarding a sale-leaseback transaction which would have encompassed substantially all of the real estate owned by the Company. In August 1995, the Company elected not to pursue the sale-leaseback transaction and expensed $2,249 of non-recurring costs related to this transaction.

ARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
--------------------------------------------------------------------------------
(14) LESSOR

The Company is the lessor of commercial and office facilities. Generally, these operating leases include options to renew at the end of the initial lease period. Substantially all of the leases for commercial facilities provide for minimum rentals and contingent rentals while leases for office facilities are generally for fixed rentals. Minimum annual rentals under non-cancelable operating leases for periods subsequent to December 29, 1996 are as follows:

             Fiscal year                         Amount
--------------------------------------------------------------------------------

                 1997                          $  1,048
                 1998                             1,032
                 1999                               866
                 2000                               605
                 2001                               500
                 Thereafter                         788
--------------------------------------------------------------------------------
                                               $  4,839
================================================================================

Net rental income related to these operating leases is as follows:

    Fiscal year           Minimum rents          Percentage rents        Related expenses              Net rental income
------------------------------------------------------------------------------------------------------------------------
        1994                   1,391                   96                      715                          772
        1995                   1,266                   48                      582                          732
        1996                   1,582                   19                      661                          940
========================================================================================================================

(15) RETIREMENT AND UNION PENSION PLANS

The  Company   contributes   to  401(k)   retirement   savings  plans   covering
substantially all employees qualified by age and length of service, except employees covered by union contracts. The Company employs approximately 3.4 people of which 2.4 or 73% are covered by union contracts. The retirement savings plan allows participant contributions in an amount equal to 15% of the participant's compensation, not to exceed federal statutory maximum contributions. The amount of discretionary Company contributions is determined by the Board of Directors, subject to Internal Revenue Code limitations. Participants are 100% vested in Company contributions. In addition, the Company contributes to union sponsored multi-employer pension plans on behalf of union employees. Contributions to retirement savings and pension plans are as follows:

      Fiscal year              401(k) plans           Pension plans
--------------------------------------------------------------------------------

         1994                      622                    2,743
         1995                      636                    3,367
         1996                      611                    3,445
================================================================================


(16) INCENTIVE BONUS PLAN

The Company has an incentive bonus plan for key employees. The amount of bonuses distributed to eligible employees and individual bonus awards are based on the Company's financial performance and other criteria set by a committee appointed by the Board of Directors. The cost of this plan approximated $0, $0, and $920 for fiscal years 1996, 1995 and 1994, respectively.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
--------------------------------------------------------------------------------
(17) STOCK OPTIONS

Outside Director Plan
The Company has an outside director stock option plan for directors who are not for three years prior to appointment to the Board of Directors an employee of the Company or a partner or employee of Leonard Green & Associates, L.P., (LGA), Green Equity Investors, L.P. (GEI) or any partnership controlled by such partnerships. Each outside director is automatically granted the option to purchase 20 shares of common stock at the then fair market value on the date of such appointment or election to the Board of Directors. The options are fully vested upon grant. The plan permits awards with respect to a maximum of 100 shares. As of December 31, 1996 two directors each have been granted an option to purchase 20 shares of common stock at $5.25 per share.

Employee Performance Plan
The Company has a non-qualified performance stock option plan, under which a committee of the Board of Directors may award key employees options to purchase common stock in the Company. The plan permits awards with respect to a maximum of 1,312 shares. As of December 29, 1996, options for 1,157 shares are outstanding, of which 1,077 options are fully vested. The committee determines the exercise price of the options and the period over which the options will vest. Options are generally awarded at fair market value of the Company's stock as of the date of the award. On December 20, 1995 the Board of Directors canceled 749 options for common shares with exercise prices of $5.00 to $10.63 per share and immediately reissued 749 options with exercise prices of $2.88 or $5.25 per share. The Board of Directors undertook this action to compensate key employees who held unvested options and were unable to participate in the Company's tender offer for 7,500 shares of common stock in November 1995. See note 4. The Company recognized $1,518 of compensation expense for certain options that were reissued at an exercise price of $2.88 per share as this price was below the fair market value of Company's common stock of $5.25 on the reissuance date.

At December 26, 1996, there were 155 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $1.34 and $2.86 on the date of grant using a qualified option-pricing model with the following weighted-average assumptions. 1996 - expected dividend yield 0.0%, risk-free interest rate of 7.1% and an expected life of 9 years; 1995 - expected dividend yield 0.0%.
risk-free interest rate of 6.8%, and an expected life of 10 years.

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, compensation expense is only recognized for stock options which the exercise price is less than fair value on the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                                  1996                1995
                                                                                  ----                ----
                  Net income (loss)                  As reported               $ (2,810)           $  3,744
                                                     Pro forma                   (3,066)              3,613

                  Net income (loss) per share        As reported                $ (0.36)             $ 0.26
                                                     Pro forma                    (0.39)               0.25

Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 3 years and compensation cost for options granted prior to January 1, 1995 is not considered.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
--------------------------------------------------------------------------------
Stock option activity during the periods indicated is as follows:

                                                                       Number of                Weighted-Average
                                                                        Shares                  Exercise Price
-----------------------------------------------------------------------------------------------------------------------
                  Balance at January 2, 1994                                 661                   $   6.06
                           Granted                                            84                       6.62
                           Exercised                                          (2)                      5.39
                           Forfeited                                          (3)                      5.39
                           Canceled                                            -                          -
                           Expired                                            (1)                      5.41
-----------------------------------------------------------------------------------------------------------------------
                  Balance at January 1, 1995                                 739                   $   6.13
                           Granted                                         1,075                       3.89
                           Exercised                                         (27)                      5.69
                           Forfeited                                         (39)                      6.30
                           Canceled                                         (749)                      6.11
                           Expired                                            (9)                      6.07
-----------------------------------------------------------------------------------------------------------------------
                  Balance at December 31, 1995                               990                   $   3.72
                           Granted                                           235                       3.62
                           Exercised                                         (21)                      2.88
                           Forfeited                                          (7)                      5.12
                           Canceled                                          (35)                      5.88
                           Expired                                            (5)                      4.30
-----------------------------------------------------------------------------------------------------------------------

                  Balance at December 29, 1996                             1,157                   $   3.66
=======================================================================================================================

At December 29, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.88 - $5.25 and 9 years, respectively.

The number of options exercisable was 1,078, 813 and 601 at fiscal year-end 1996, 1995 and 1994, respectively, and the weighted-average exercise price of those options was $3.54, $3.38 and $6.14, respectively.


(18) RELATED PARTY TRANSACTIONS

GEI owns approximately 37% of the Company's common stock. LGA is the general partner of GEI. The Company paid LGA fees of $450, $577 and $577 for fiscal years 1996, 1995 and 1994, respectively for management consulting and advisory services. The Company also engaged LGA to provide financial advisory services with respect to the 1995 tender offer and negotiating the terms of the senior subordinated notes, revolver and bank term debt. LGA was paid $1,500 for such financial advisory services.


(19) COMMITMENTS AND CONTINGENCIES

Shared Appreciation Agreement
The Company has entered into a shared appreciation agreement with the Predecessor which requires the Company to pay the Predecessor 50% of certain proceeds in excess of $65,500 from the financing, refinancing, condemnation, sale or other disposition or realization of value of certain real properties. The cumulative maximum amount payable under the agreement was $7,300 through fiscal year 1994. Beginning in fiscal year 1995, the maximum amount payable is increased by 10% per annum of any remaining unpaid portion of the maximum. As of December 29, 1996 the maximum amount payable is $8,760, of which no amount is currently due as the conditions of the agreement have not been met.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
--------------------------------------------------------------------------------
Self-Insurance
The Company is self-insured for basic automobile, workers' compensation, general liability and employee health benefits, and purchases insurance coverage for amounts in excess of the basic self-insurance program. Reserves are established to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for investigating and settling claims. Actual losses will vary from the established reserves. While management uses what it believes is pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

Environmental Remediation
The Company, along with other parties, has been identified by the Environmental Protection Agency (EPA) as a potentially responsible party (PRP) for the cleanup of a site in Tacoma, Washington. The EPA has estimated primarily the cost of the required remediation to range from $8,000 to $13,800. Based on a Company-commissioned environmental investigation, management believes that the Company is not responsible for the subject contamination. Accordingly, the Company has made no accrual for liability in connection with this site and is seeking dismissal from the proceedings both directly and indirectly through a group of PRPs who are responsible for a minimal amount, if any, of the contamination. While there can be no assurance that the Company will be dismissed from these proceedings and an estimate of the portion, if any, of the cost allocable to the Company is uncertain, based on the Company's findings to date, management believes that any liability the Company may incur in connection with these proceedings will not have a material adverse impact on the financial condition, results of operations or business of the Company.

Legal Proceedings
The Company is subject to legal proceedings and claims which arisen in the ordinary course of its business that are not fully adjudicated. Management believes, after consultation with legal counsel, these actions when finally concluded and determined will not have a material adverse effect on the Company's financial position.


(20) GEOGRAPHIC CONCENTRATION

All of the Company's retail outlets are in Alaska, with nine of its 15 Carrs Quality Centers and nine of its 16 Oaken Keg Stores located in Anchorage, Alaska. In addition the Company's wholesale distribution business is conducted in Alaska. As a result of this geographic concentration, the Company's growth and operations depend upon economic conditions in Alaska. Because the economy of Alaska is dependent on the natural resources industry, particularly oil, as well as on tourism, commercial fishing, government and U.S. military spending, any deterioration or improvements in these markets could affect the Company. This geographic concentration is somewhat offset by the large number of customers that the Company has and that no single customer accounts for more than 5% of the Company's sales.


(21) FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Accounts Receivable
The carrying amount approximates fair value due to the short maturity of these instruments.

Short and Long-Term Debt
The carrying amount of the Company's borrowings under the revolver approximate fair value. The fair value of long-term debt is based on the current rates offered to the Company for debt with similar terms and average maturities. The carrying amount of long-term debt of $241,921 and $254,291 has approximate fair values of $245,020 and $256,214, at December 29, 1996 and December 31, 1995, respectively.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
--------------------------------------------------------------------------------
(22) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Following  is a  presentation  of selected  financial  data for each of the four quarters of fiscal year 1996 and 1995:

                                                        First           Second            Third           Fourth
                                                       quarter          quarter          quarter         quarter
-----------------------------------------------------------------------------------------------------------------------
         1996:
                Sales                                $ 142,809         $ 160,953        $ 158,506      $ 150,308
                Gross profit                            40,103            43,836           44,273         41,368
                Operating income                         4,668             6,827            7,172          6,388
                Net loss                                (1,633)             (415)             (64)          (698)
                Loss per share                          (0.21)            (0.05)           (0.01)          (0.09)
                Average shares outstanding               7,805             7,808            7,815          7,825

         1995:
                Sales                                $ 139,069         $ 154,648        $ 155,653      $ 151,952
                Gross profit                            39,368            44,571           44,281         41,872
                Operating income                         5,975             8,777            8,690          4,766
                Net income (loss) before
                   extraordinary item                    1,204             2,726            1,469           (749)
                Extraordinary loss, net of tax               -                 -                -            906
                Net income (loss)                        1,204             2,726            1,469         (1,655)
                Earnings (loss) per share                 0.08              0.18             0.09          (0.14)
                Average shares outstanding              15,701            15,414           15,286         11,427

=======================================================================================================================

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
--------------------------------------------------------------------------------

(23) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company issued $100,000 of senior subordinated unsecured notes on November 15, 1995. CGF Properties, Inc. has not guaranteed the unsecured notes and financial information for this wholly-owned subsidiary is presented separately. All of the Company's other direct and indirect subsidiaries, AOL Express, Inc., APR Forwarders, Inc., Oaken Keg Spirit Shops, Inc. and Alaska Advertisers, Inc. are wholly-owned and have fully and unconditionally guaranteed the unsecured notes on a joint and several basis and, accordingly, are presented on a combined basis. Parent company only information is presented for Carr-Gottstein Foods Co., which reflect only its business activity and its wholly-owned subsidiaries accounted for using the equity method. Separate financial statements and other disclosures for the guarantor subsidiaries are not presented because in the opinion of management such information is not material.

The following are condensed consolidating balance sheets:

Balance Sheet                          Non-Guarantor         Guarantor        Parent
                                         Subsidiary         Subsidiaries                           Company
December 29, 1996                      CGF Properties                        (Combined)                    Only
Elimination    Consolidated
-----------------------------------------------------------------------------------------------------------------------
                Assets
Inventories                             $           -        $   4,690      $   49,542$             -      $   54,232
Other current assets                            5,526           63,389           6,117        (45,000)         30,032
-----------------------------------------------------------------------------------------------------------------------
         Total current assets                   5,526           68,079          55,659        (45,000)         84,264

Property, plant and equipment, net             65,191            5,725          71,263              -         142,179
Intangible, net                                     -                -          91,731              -          91,731
Investments in subsidiaries                         -                -         101,920       (101,920)              -
Other assets                                       32              483          12,155              -          12,670
-----------------------------------------------------------------------------------------------------------------------
                                             $ 70,749         $ 74,287       $ 332,728     $ (146,920)      $ 330,844
=======================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities                           $   966    $         279       $ 113,904     $  (45,000)     $   70,149
Long-term debt, excluding current
   maturities                                  41,871                -         185,769              -         227,640
Other liabilities                                   -                -           3,457              -           3,457
-----------------------------------------------------------------------------------------------------------------------
         Total liabilities                     42,837                -         303,130        (45,000)        301,246
-----------------------------------------------------------------------------------------------------------------------

Common stock                                       10               44              97            (54)             97
Additional paid-in capital                     28,966           39,381          52,513        (68,347)         52,513
Stock subscription receivable                       -                -               -              -               -
Retained earnings (deficit)                    (1,064)          34,583         (10,544)       (33,519)        (10,544)
-----------------------------------------------------------------------------------------------------------------------
                                               27,912           74,008          42,066       (101,920)         42,066

Less treasury stock                                 -                -          12,468              -          12,468
-----------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity            27,912           74,008          29,598       (101,920)         29,598
-----------------------------------------------------------------------------------------------------------------------
                                             $ 70,749         $ 74,287       $ 332,728     $ (146,920)      $ 330,844
=======================================================================================================================

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
--------------------------------------------------------------------------------

Balance Sheet                          Non-Guarantor         Guarantor        Parent
                                         Subsidiary         Subsidiaries                           Company
December 31, 1995                      CGF Properties                        (Combined)                    Only
Elimination    Consolidated
-----------------------------------------------------------------------------------------------------------------------
                Assets
Inventories                             $           -        $   3,986      $   46,519$             -      $   50,505
Other current assets                            5,397           57,859           7,261        (45,046)         25,471
-----------------------------------------------------------------------------------------------------------------------
         Total current assets                   5,397           61,845          53,780        (45,046)         75,976

Property, plant and equipment, net             67,921            6,336          78,579              -         152,836
Intangible, net                                     -                -          94,589              -          94,589
Investments in subsidiaries                         -                -          96,229        (96,229)              -
Other assets                                       33              509          12,677              -          13,219
-----------------------------------------------------------------------------------------------------------------------
                                             $ 73,351         $ 68,690       $ 335,854     $ (141,275)      $ 336,620
=======================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities                         $   3,332     $          -       $ 107,397     $  (45,046)     $   65,683
Long-term debt, excluding current
   maturities                                  42,480                -         192,260              -         234,740
Other liabilities                                   -                -           3,895              -           3,895
-----------------------------------------------------------------------------------------------------------------------
         Total liabilities                     45,812                -         303,552        (45,046)        304,318
-----------------------------------------------------------------------------------------------------------------------

Common stock                                       10               44              97            (54)             97
Additional paid-in capital                     28,966           39,381          52,595        (68,347)         52,595
Stock subscription receivable                       -                -             (44)             -             (44)
Retained earnings (deficit)                    (1,437)          29,265          (7,734)       (27,828)         (7,734)
-----------------------------------------------------------------------------------------------------------------------
                                               27,539           68,690          44,914        (96,229)         44,914

Less treasury stock                                 -                -          12,612              -          12,612
-----------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity            27,539           68,690          32,302        (96,229)         32,302
-----------------------------------------------------------------------------------------------------------------------
                                             $ 73,351         $ 68,690       $ 335,854     $ (141,275)      $ 336,620
=======================================================================================================================

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
--------------------------------------------------------------------------------

The following are condensed consolidating statements of operations:

Statement of Operations                Non-Guarantor         Guarantor        Parent
                                         Subsidiary         Subsidiaries                           Company
Fiscal year 1996                       CGF Properties                        (Combined)                    Only
Elimination    Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales                                  $          -           $ 75,159       $ 574,182      $ (36,765)      $ 612,576
Cost of merchandise sold, including
   warehousing and transportation                 -             54,261         425,500        (36,765)        442,996
-----------------------------------------------------------------------------------------------------------------------
         Gross profit                             -             28,898         148,682              -         169,580

Operating and administrative
   (income) expenses                         (5,155)            11,884         137,796              -         144,525
-----------------------------------------------------------------------------------------------------------------------
         Operating income                     5,155              9,014          10,886              -          25,055

Interest expense, net                        (4,522)                 -         (23,401)             -         (27,923)
Other income (expense)                            -                  -              88              -              88
Equity in subsidiary earnings                     -                  -           5,691         (5,691)              -
-----------------------------------------------------------------------------------------------------------------------
         Income before income tax               633              9,014          (6,736)        (5,691)         (2,780)

Income tax (expense) benefit                   (260)            (3,696)          3,926              -             (30)
-----------------------------------------------------------------------------------------------------------------------
         Net income (loss)                $     373          $   5,318     $    (2,810)     $  (5,691)     $   (2,810)
=======================================================================================================================

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
--------------------------------------------------------------------------------

Statement of Operations                Non-Guarantor         Guarantor       Parent
                                         Subsidiary         Subsidiaries    Company
Fiscal year 1995                       CGF Properties       (Combined)       Only          Elimination     Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales                                 $           -           $ 78,302       $ 562,830      $ (39,810)      $ 601,322
Cost of merchandise sold, including
   warehousing and transportation                 -             56,359         414,777        (39,810)        431,230
-----------------------------------------------------------------------------------------------------------------------
         Gross profit                             -             21,943         148,053              -         170,092

Operating and administrative
   (income) expenses                         (4,981)            10,439         136,330              -         141,884
-----------------------------------------------------------------------------------------------------------------------
         Operating income                     4,981             11,504          11,723              -          28,208

Interest expense, net                        (4,589)                 -         (11,490)             -         (16,079)
Gain (loss) on disposal of fixed assets           2                 12             (37)             -             (23)
Equity in subsidiary earnings                     -                  -           7,015         (7,015)              -
Non-recurring costs related to sale-leaseback     -                  -          (2,249)             -          (2,249)
-----------------------------------------------------------------------------------------------------------------------
         Income before income tax
         and extraordinary item                 394             11,516           4,962         (7,015)          9,857

Income tax expense                             (162)            (4,733)           (312)             -          (5,207)
-----------------------------------------------------------------------------------------------------------------------
         Income before extraordinary
         item                                   232              6,783           4,650         (7,015)          4,650

Extraordinary item - loss on early
   retirement of debt, net of tax benefit         -                  -            (906)             -            (906)
-----------------------------------------------------------------------------------------------------------------------
         Net income                     $       232          $   6,783       $   3,744      $  (7,015)      $   3,744
=======================================================================================================================

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
--------------------------------------------------------------------------------

Statement of Operations                Non-Guarantor         Guarantor       Parent
                                         Subsidiary         Subsidiaries    Company
Fiscal year 1994                       CGF Properties       (Combined)       Only          Elimination     Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales                                   $         -           $ 77,613       $ 539,964      $ (40,514)      $ 577,063
Cost of merchandise sold, including
   warehousing and transportation                 -             56,234         401,463        (40,514)        417,183
-----------------------------------------------------------------------------------------------------------------------
         Gross profit                             -             21,379         138,501              -         159,880

Operating and administrative
   (income) expenses                         (5,122)             9,144         126,233              -         130,255
-----------------------------------------------------------------------------------------------------------------------
         Operating income                     5,122             12,235          12,268              -          29,625

Interest expense, net                        (4,645)                 -          (7,565)             -         (12,210)
Other income (expense)                           (3)                 -              14              -              11
Equity in subsidiary earnings                     -                  -           7,485         (7,485)              -
-----------------------------------------------------------------------------------------------------------------------
         Income before income tax               474             12,235          12,202         (7,485)         17,426

Income tax (expense) benefit                   (195)            (5,029)         (2,991)             -          (8,215)
-----------------------------------------------------------------------------------------------------------------------
         Net income                       $     279          $   7,206      $    9,211      $  (7,485)      $   9,211
=======================================================================================================================

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
--------------------------------------------------------------------------------


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

Statement of Cash Flows                                    Non-Guarantor       Guarantor       Parent
                                                            Subsidiary       Subsidiaries      Company
Fiscal year 1996                                          CGF Properties      (Combined)        Only      Consolidated
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                    $      548         $  417     $   21,240      $   22,205
-----------------------------------------------------------------------------------------------------------------------

Investing activities
         Addition to property and equipment                           -           (368)        (4,022)         (4,390)
         Proceeds from sale of property and equipment                 -              -            287             287
         Other                                                        -              -              -               -
-----------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                     -           (368)        (3,735)         (4,103)
-----------------------------------------------------------------------------------------------------------------------

Financing activities
         Net payments under line of credit                            -              -         (9,000)         (9,000)
         Payments on long-term debt                                (548)             -         (2,822)         (3,370)
         Purchase of treasury stock                                   -              -             62              62
         Change in stock subscriptions receivable                     -              -             44              44
-----------------------------------------------------------------------------------------------------------------------
            Net cash used by financing activities                  (548)             -        (11,716)        (12,264)
-----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                  -             49          5,789           5,838

-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                       53             57          2,707           2,817
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                     $       53       $    106    $     8,496      $    8,655
=======================================================================================================================

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
--------------------------------------------------------------------------------

Statement of Cash Flows                                    Non-Guarantor       Guarantor       Parent
                                                            Subsidiary       Subsidiaries      Company
Fiscal year 1995                                          CGF Properties      (Combined)        Only      Consolidated
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities            $ (1,336)        $  605     $   17,869      $   17,138
-----------------------------------------------------------------------------------------------------------------------

Investing activities
         Addition to property and equipment                        (139)          (637)       (15,884)        (16,660)
         Addition to intangible assets                                -              -            (26)            (26)
         Proceeds from sale of subsidiary                             -              -            983             983
         Other                                                        2             12             52              66
-----------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                  (137)          (625)       (14,875)        (15,637)
-----------------------------------------------------------------------------------------------------------------------

Financing activities
         Proceeds from issuance of debt                               -              -        186,750         186,750
         Net borrowings under line of credit                          -              -          4,044           4,044
         Payments on long-term debt                                (540)             -       (103,662)       (104,202)
         Purchase and retirement of common stock  -                   -              -        (83,250)        (83,250)
         Purchase of treasury stock                                   -              -         (2,498)         (2,498)
         Other                                                        -              -            152             152
-----------------------------------------------------------------------------------------------------------------------
            Net cash used by financing activities                  (540)             -          1,536             996
-----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents             (2,013)           (20)         4,530           2,497

-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                    2,066             77         (1,823)            320
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                     $       53       $     57    $     2,707      $    2,817
=======================================================================================================================

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
--------------------------------------------------------------------------------

Statement of Cash Flows                                    Non-Guarantor       Guarantor       Parent
                                                            Subsidiary       Subsidiaries      Company
Fiscal year 1994                                          CGF Properties      (Combined)        Only      Consolidated
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                       $ 2,560      $   1,043     $   26,494       $  30,097
-----------------------------------------------------------------------------------------------------------------------

Investing activities
         Addition to property and equipment                         (17)        (1,008)       (25,448)        (26,473)
         Addition to intangible assets                                -              -         (1,350)         (1,350)
         Other                                                        9              -             50              59
-----------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                    (8)        (1,008)       (26,748)        (27,764)
-----------------------------------------------------------------------------------------------------------------------

Financing activities
         Proceeds from issuance of long-term debt                     -              -         10,044          10,044
         Net borrowings under line of credit                          -              -          6,956           6,956
         Payments on long-term debt                                (486)             -         (8,921)         (9,407)
         Purchase of treasury stock                                   -              -        (10,044)        (10,044)
         Other                                                        -              -            103             103
-----------------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities                  (486)             -         (1,862)         (2,348)
-----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents              2,066             35         (2,116)            (15)

-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                        -             42            293             335
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                        $ 2,066       $     77       $ (1,823)     $      320
=======================================================================================================================

                   CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

                               Index to Exhibits
================================================================================



                                                                    Sequentially
Exhibit No.                     Description                             Numbered

3.1(1)          Restated Certificate of Incorporation
3.3(2)          Restated Bylaws
4.1(3)          Indenture dated as of November 15, 1995 among
                Registrant, the certain subsidiaries of Registrant
                and U.S. Trust company of California, N.A., as Trustee
4.2(3)          Registration Rights Agreement dated as of
                November 15, 1995 among Registrant, certain subsidiaries
                of  Registrant, and Donaldson, Lufkin, & Jenrette
                Securities Corporation, BT Securities Corporation and
                Goldman, Sachs & Co.
4.3             Form of Note Certificate (included in Exhibit 4.1)
4.4             First Supplemental Indenture dated as of March 14, 1996
                among Carr-Gottstein Foods Co., the guarantors named
                therein and U.S. Trust Company of California, N.A., as
                Trustee
10.1(4)         Deed of Trust, Assignment of Rents, Security Agreement
                and Fixture filing dated October 11, 1991 by and
                between CGF Properties, Inc., Stewart Title Company of
                Alaska, Inc., and Teachers Insurance and Annuity
                Association of America
10.2(4)         Assignment of Lessor's Interest in lease dated
                October 11, 1991 by Registrant in  favor of
                Teachers Insurance and Annuity Association of America
10.3(4)         Environmental Indemnity dated October 11, 1991 by
                Registrant payable to Teachers Insurance and
                Annuity Association of America
10.8(4)         Carr-Gottstein Foods Co. 1991 Stock Option Plan
10.14(4)        Shared Appreciation Agreement dated October 12, 1990
                between Carr-Gottstein Foods Co. and Registrant
10.22(4)        Amended and Restated Retail Lease
                (Huffman Shopping Center) dated October 12, 1990
                between Labar Co. and Registrant
10.65(5)        Carr-Gottstein Foods Co. Retirement Savings &
                Investment Plan and Trust as Amended  and
                Restated July 1, 1991
10.66(5)        Oaken Keg Spirit Shops Retirement Savings &
                Investment Plan and Trust as Amended and
                Restated July 1, 1991
10.67(5)        Amendment to the Carr-Gottstein 1991 Stock Option Plan
10.71(6)        Form of Assignment and Assumption Agreement
10.72(6)        Form of Assignment of Leases and Rents
10.73(6)        Form of Environmental Indemnity Agreement
10.74(6)        Form of Fee Mortgage
10.75(6)        Form of Leasehold Mortgage
10.79(6)        Swing Line Loan Promissory Note ($5,000,000) between
                Registrant and Bankers Trust Company
10.80(6)        Guaranty Agreement
10.81(6)        Security Agreement
10.82(6)        Pledge Agreement
10.83(6)        Collateral Account Agreement
10.97(7)        1991 Outside Directors Stock Option Plan
10.98(8)        Agreement by and between CGF and United Food &
                Commercial Workers Union Local 1496, effective
                as of June 1, 1994
10.99(8)        Employment Agreement - Lawrence Hayward
10.101(9)       Employment Agreement - Donald Anderson
10.102(10)      Amended and Restated Credit Agreement,
                Dated as of November 15, 1995 among Registrant,
                Certain lenders and Bankers Trust Company, as agent
10.103(11)      Management Service Agreement between Registrant
                and  Leonard Green & Associates, L.P.
21(11)          Subsidiaries of Registrant

                   CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

                               Index to Exhibits
================================================================================

(1) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 1993.
(2) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 3, 1993
(3) Incorporated by reference to the exhibit filed with the Registrant's Amendment Number 2 to Schedule
            13E-4 first published on October 13, 1995
(4) Incorporated by reference to the exhibit filed with the Registrant's Form S-1 Registration Statement filed on May 21, 1993.
(5) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 1993.
(6) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 3, 1993.
(7) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1994.
(8) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1994.
(9) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1995.
(10) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 1995.
(11) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-4 on December 19, 1995.