Form 10-Q
period 1997-03-30
CARR GOTTSTEIN FOODS CO
filed 1997-05-14
CIK 871891

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
                                  -----------------

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Quarterly Period Ended March 30, 1997
                                      or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from                 to

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

                                                 Yes  /X/   No  / /

     The number of shares of the registrant's Common Stock outstanding at May 9, 1997 was 7,882,792 shares.

                                    EXHIBIT INDEX
                                  APPEARS AT PAGE 14

                                     Page 1 of 16

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                               CARR GOTTSTEIN FOODS CO.
                                   AND SUBSIDIARIES

                                      FORM 10-Q

                    For the Quarterly Period Ended March 30, 1997

                                        INDEX




PART I.  FINANCIAL INFORMATION                                            Page

    Item 1.   Financial Statements

         a)   Consolidated Balance Sheets as of March 30, 1997
              (unaudited) and December 29, 1996                            1

         b)   Consolidated Statements of Operations for the 13 weeks
              ended March 30, 1997 (unaudited) and March 31, 1996
              (unaudited)                                                  2

         c)   Consolidated Statements of Cash Flows for the 13 weeks
              ended March 30, 1997 (unaudited) and March 31, 1996
              (unaudited)                                                  3

         d)   Notes to Consolidated Financial Statements (unaudited)       4

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations (unaudited)                        11

    Item 3.   Quantitative and Qualitative Disclosure about Market Risk    12

PART II.  OTHER INFORMATION                                                13


SIGNATURES                                                                 14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
AMOUNTS IN THOUSANDS
--------------------------------------------------------------------------------
                                                     MARCH 30,      DECEMBER 29,
                                                       1997             1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
ASSETS                                              (unaudited)
Current assets:
    Cash and cash equivalents                        $  9,155        $   8,655
    Accounts receivable, net                           18,607           16,650
    Income taxes receivable                               499              -
    Inventories                                        53,974           54,232
    Deferred taxes                                      1,918            1,918
    Prepaid expenses and other current assets           3,212            2,809
--------------------------------------------------------------------------------
         Total current assets                          87,365           84,264

Property, plant and equipment, at cost, net of
accumulated depreciation                              139,192          142,179
Intangible assets, net of accumulated amortization     91,018           91,731
Deferred taxes                                            334              334
Other assets                                           11,636           12,336
--------------------------------------------------------------------------------
                                                     $329,545        $ 330,844
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                 $ 40,312        $  38,467
    Accrued expenses                                   16,743           15,145
    Income taxes payable                                  -                298
    Current maturities of long-term debt                8,299            7,281
    Revolving line of credit                            6,500            7,000
    Estimated obligation for self-insurance             1,774            1,958
--------------------------------------------------------------------------------
         Total current liabilities                     73,628           70,149

Long-term debt, excluding current maturities          223,659          227,640
Estimated obligation for self-insurance                 1,536            1,536
Other liabilities                                       1,839            1,921
--------------------------------------------------------------------------------
         Total liabilities                            300,662          301,246
--------------------------------------------------------------------------------

Stockholders' equity:
    Common stock, $.01 par value, authorized
       25,000 shares, issued 9,680 shares                  97               97
    Additional paid in capital                         52,111           52,513
    Deficit                                           (11,563)         (10,544)
--------------------------------------------------------------------------------
                                                       40,645           42,066

    Less treasury stock, 1,749 and 1,835
    shares respectively, at cost                       11,762           12,468
--------------------------------------------------------------------------------
         Total stockholders' equity                    28,883           29,598
--------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------
                                                     $329,545        $ 330,844
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------
AMOUNTS IN THOUSANDS (EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------------------------
                                                              MARCH 30,        MARCH 31,
                                                                1997             1996
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
                                                             (unaudited)
SALES                                                        $  141,467       $  142,808
Cost of merchandise sold, including warehousing
    and transportation expenses                                 100,475          102,705
---------------------------------------------------------------------------------------------
    Gross profit                                                 40,992           40,103

Operating and administrative expenses                            35,514           35,435
---------------------------------------------------------------------------------------------
OPERATING INCOME                                                  5,478            4,668
---------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense, net                                        (6,711)          (6,957)
---------------------------------------------------------------------------------------------
Total other expense                                              (6,711)          (6,957)
---------------------------------------------------------------------------------------------
Earnings before income tax expense                               (1,233)          (2,289)
Income tax benefit                                                  214              656
---------------------------------------------------------------------------------------------
Net loss                                                     $   (1,019)      $   (1,633)
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

Loss per common share:

Net loss per share                                           $    (0.13)      $    (0.21)
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

Weighted average common shares outstanding                        7,883            7,805
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------
AMOUNTS IN THOUSANDS
---------------------------------------------------------------------------------------------
                                                              MARCH 30,        MARCH 31,
                                                                1997             1996
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
                                                             (unaudited)      (unaudited)
OPERATING ACTIVITIES:
    Net loss                                                 $   (1,019)      $   (1,633)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation                                             3,461            3,630
         Amortization of intangibles                                713              717
         Amortization of loan fees and discounts                    344              365
         (Increase) decrease in current assets:
            Income tax receivables                                 (499)             -
            Receivables                                          (1,957)          (1,083)
            Inventories                                             258           (3,030)
            Prepaid expenses                                       (403)            (476)
            Other assets                                            356              496
         (Decrease) increase in current liabilities:
            Accounts payable                                      1,845            3,866
            Accrued expenses                                      1,598            8,287
            Income taxes payable                                   (298)             -
            Other liabilities                                      (266)             223
---------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                4,133           11,362
---------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
    Additions to property and equipment                            (474)          (1,741)
---------------------------------------------------------------------------------------------
         NET CASH USED IN INVESTING ACTIVITIES                     (474)          (1,741)
---------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
    Net borrowings (payments) under revolving line of credit       (500)          (8,000)
    Payments on long-term debt                                   (2,963)            (151)
    Change in stock subscriptions receivable                        -                (44)
    Issuance of treasury stock                                      304               11
---------------------------------------------------------------------------------------------
         NET CASH USED BY FINANCING ACTIVITIES                   (3,159)          (8,095)
---------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           500            1,526

Cash and cash equivalents at beginning of period                  8,655            2,817
---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $    9,155       $    4,343
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest                                                 $    4,016       $    3,319
    Income taxes                                                    501              -
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) During interim periods, Carr-Gottstein Foods Co. and subsidiaries (the "Company") follows the accounting policies set forth in its audited financial statements included in its Annual Report for the fiscal year ended December 29, 1996 filed with the Securities Exchange Commission. These consolidated interim financial statements should be read in conjunction with such audited consolidated financial statements and notes thereto. Management believes that the accompanying interim financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim period presented. All adjustments made in the accompanying interim financial statements are of a normal recurring nature.

(2) Financial Accounting Standards No. 128, Earnings Per Share, supersedes APB Opinion No. 15, Earnings Per Share, specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. The statement replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     Due to an immaterial difference between Primary and Fully Diluted EPS, the Company has historically presented only a single EPS. The Company in the future will present both Basic and Diluted EPS for income (loss) from continuing operations and net income (loss). The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. After adoption, all prior periods EPS data will be restated. The adoption of the new statement will have minimal effect on the Company's EPS.

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

The following are condensed consolidating balance sheets:


AMOUNTS IN THOUSANDS
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET                                NON-GUARANTOR       GUARANTOR         PARENT
                                              SUBSIDIARY        SUBSIDIARIES      COMPANY
MARCH 30, 1997                               CGF PROPERTIES      (COMBINED)         ONLY          ELIMINATION   CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
    ASSETS
Inventories                                      $     -           $   4,476     $ 49,498          $      -        $  53,974
Other current assets                                 6,159            66,743        4,884             (44,395)        33,391
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                             6,159            71,219       54,382             (44,395)        87,365

Property, plant and equipment, net                  64,561             5,523       69,108                 -          139,192
Intangible, net                                         -                -         91,018                 -           91,018
Investments in subsidiaries                             -                -        103,152            (103,152)           -
Other assets                                            32               483       11,455                 -           11,970
----------------------------------------------------------------------------------------------------------------------------------
                                                 $  70,752         $  77,225     $329,115          $ (147,547)     $ 329,545
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                              $   1,114         $   2,016     $114,893          $  (44,395)     $  73,628
Long-term debt, excluding current maturities        41,695               -        181,964                 -          223,659
Other liabilities                                      -                 -          3,375                 -            3,375
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                               42,809             2,016      300,232             (44,395)       300,662
----------------------------------------------------------------------------------------------------------------------------------
Common stock                                            10                44           97                 (54)            97
Additional paid-in capital                          28,966            39,381       52,111             (68,347)        52,111
Retained earnings (deficit)                         (1,033)           35,784      (11,563)            (34,751)       (11,563)
----------------------------------------------------------------------------------------------------------------------------------
                                                    27,943            75,209       40,645            (103,152)        40,645

Less treasury stock                                    -                 -        (11,762)                -          (11,762)
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                      27,943            75,209       28,883            (103,152)        28,883
----------------------------------------------------------------------------------------------------------------------------------
                                                 $  70,752         $  77,225     $329,115          $ (147,547)     $ 329,545
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES


AMOUNTS IN THOUSANDS
----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET                                NON-GUARANTOR        GUARANTOR        PARENT
                                               SUBSIDIARY        SUBSIDIARIES      COMPANY
DECEMBER 29, 1996                            CGF PROPERTIES       (COMBINED)         ONLY         ELIMINATION   CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
    ASSETS
Inventories                                      $     -           $   4,690     $ 49,542          $      -        $  54,232
Other current assets                                 5,526            63,389        6,117             (45,000)        30,032
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                             5,526            68,079       55,659             (45,000)        84,264

Property, plant and equipment, net                  65,191             5,725       71,263                 -          142,179
Intangible, net                                        -                 -         91,731                 -           91,731
Investments in subsidiaries                            -                 -        101,920            (101,920)           -
Other assets                                            32               483       12,155                 -           12,670
----------------------------------------------------------------------------------------------------------------------------------
                                                 $  70,749         $  74,287     $332,728          $ (146,920)     $ 330,844
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                              $     966         $     279     $113,904          $  (45,000)     $  70,149
Long-term debt, excluding current maturities        41,871               -        185,769                 -          227,640
Other liabilities                                      -                 -          3,457                 -            3,457
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                               42,837               -        303,130             (45,000)       301,246
----------------------------------------------------------------------------------------------------------------------------------

Common stock                                            10                44           97                 (54)            97
Additional paid-in capital                          28,966            39,381       52,513             (68,347)        52,513
Stock subscription receivable                          -                 -            -                   -              -
Retained earnings (deficit)                         (1,064)           34,583      (10,544)            (33,519)       (10,544)
----------------------------------------------------------------------------------------------------------------------------------
                                                    27,912            74,008       42,066            (101,920)        42,066
Less treasury stock                                    -                 -         12,468                 -           12,468
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                      27,912            74,008       29,598            (101,920)        29,598
----------------------------------------------------------------------------------------------------------------------------------
                                                 $  70,749         $  74,287     $332,728          $ (146,920)     $ 330,844
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

The following are condensed consolidating statements of operations:

AMOUNTS IN THOUSANDS
----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS                      NON-GUARANTOR        GUARANTOR        PARENT
                                              SUBSIDIARY         SUBSIDIARIES      COMPANY
FIRST QUARTER 1997                           CGF PROPERTIES        (COMBINED)       ONLY          ELIMINATION   CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Sales                                            $     -         $    17,044     $133,058        $     (8,635)     $ 141,467
Cost of merchandise sold, including
    warehousing and transportation expenses            -              12,191       96,919              (8,635)       100,475
----------------------------------------------------------------------------------------------------------------------------------
    GROSS PROFIT                                       -               4,853       36,139                 -           40,992

Operating and administrative expenses               (1,249)            2,818       33,945                 -           35,514
----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                    (1,249)            2,035        2,194                 -            5,478

Interest expense, net                               (1,196)              -         (5,515)                -           (6,711)
Equity in subsidiary earnings                          -                 -          1,232              (1,232)           -
----------------------------------------------------------------------------------------------------------------------------------
    EARNINGS BEFORE INCOME TAX                         (53)            2,035       (2,089)             (1,232)        (1,233)

Income tax (expense) benefit                           (22)             (834)       1,070                 -              214
----------------------------------------------------------------------------------------------------------------------------------

NET EARNINGS                                     $     (31)        $   1,201     $ (1,019)         $   (1,232)     $  (1,019)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

The following are condensed consolidating statements of operations:


AMOUNTS IN THOUSANDS
----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS                      NON-GUARANTOR        GUARANTOR        PARENT
                                              SUBSIDIARY         SUBSIDIARIES      COMPANY
FIRST QUARTER 1996                           CGF PROPERTIES       (COMBINED)        ONLY          ELIMINATION   CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Sales                                          $       -           $  17,415     $133,443          $   (8,050)     $ 142,808
Cost of merchandise sold                               -              12,263       98,493              (8,050)       102,705
----------------------------------------------------------------------------------------------------------------------------------
    GROSS PROFIT                                       -               5,152       34,950                 -           40,103

Operating and administrative expenses                 (215)            3,112       32,537                 -           35,435
----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                       215             2,040        2,413                 -            4,668

Interest expense, net                               (1,135)              -         (5,822)                -           (6,957)
Equity in subsidiary earnings                          -                 -            660                (660)           -
----------------------------------------------------------------------------------------------------------------------------------
    EARNINGS BEFORE INCOME TAX                        (920)            2,040       (2,749)               (660)        (2,289)

Income tax expense                                     378              (838)       1,116                 -              656
----------------------------------------------------------------------------------------------------------------------------------

NET EARNINGS                                     $    (542)            1,202     $ (1,633)         $     (660)     $  (1,633)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

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


AMOUNTS IN THOUSANDS
---------------------------------------------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS                      NON-GUARANTOR        GUARANTOR        PARENT
                                               SUBSIDIARY        SUBSIDIARIES      COMPANY
FIRST QUARTER 1997                           CGF PROPERTIES       (COMBINED)        ONLY          CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                       $     130         $     (24)    $  4,027          $    4,133
---------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Addition to property and equipment                 -                  (9)        (465)               (474)
---------------------------------------------------------------------------------------------------------------------
       NET CASH USED IN INVESTING ACTIVITIES                              (9)        (465)               (474)
---------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Short term borrowings, net                         -                 -           (500)               (500)
    Payments on long-term debt                        (128)              -         (2,835)             (2,963)
    (Purchase) issuance of treasury stock              -                 -            304                 304
---------------------------------------------------------------------------------------------------------------------
       NET CASH USED BY FINANCING ACTIVITIES          (128)              -         (3,031)             (3,159)
---------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                         2               (33)         531                 500

Cash and cash equivalents at beginning of period        53               106        8,496               8,655
---------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $      55         $      73     $  9,027          $    9,155
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

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


AMOUNTS IN THOUSANDS
---------------------------------------------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS                      NON-GUARANTOR        GUARANTOR        PARENT
                                              SUBSIDIARY         SUBSIDIARIES      COMPANY
FIRST QUARTER 1996                           CGF PROPERTIES        (COMBINED)        ONLY         CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                             $      87         $      26     $ 11,250          $   11,363
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
    Addition to property and equipment                 -                 -         (1,741)             (1,741)
---------------------------------------------------------------------------------------------------------------------
         NET CASH USED IN INVESTING ACTIVITIES         -                 -         (1,741)             (1,741)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Net borrowings under line of credit                -                 -         (8,000)             (8,000)
    Payments on long-term debt                         (85)              -            (66)               (151)
    Purchase of treasury stock                         -                 -             11                  11
    Other                                              -                 -             44                  44
---------------------------------------------------------------------------------------------------------------------
         NET CASH USED BY FINANCING ACTIVITIES         (85)              -         (8,011)             (8,096)
---------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                         2                26        1,498               1,526

Cash and cash equivalents at beginning of period        53                57        2,707               2,817
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $      55         $      83     $  4,205          $    4,343
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

    13 WEEKS ENDED MARCH 30, 1997 COMPARED TO 13 WEEKS ENDED MARCH 31, 1996

     SALES. Sales for the 13 weeks ended March 30, 1997 were $141.5 million compared to $142.8 million for the 13 weeks ended March 31, 1996. The 0.9% decrease was due primarily to decreases in sales at the wholesale and freight divisions. Retail comparable store sales for the 13 weeks of 1997 increased 1.1% from the comparable period in 1996.

     GROSS PROFIT. Gross profit for the 13 weeks ended March 30, 1997 was $41.0 million compared to $40.1 million for the 13 weeks ended March 31,
1996.   As a percentage of sales, gross profit was 29.0% for the 13 weeks
1997 compared to 28.1% for the 13 weeks 1996. Gross profit as a percentage of sales for the 13 weeks 1997 increased primarily as a result of improved buying practices achieved during this time frame.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the 13 weeks ended March 30, 1997 were $35.5 million compared to $35.4 million for the 13 weeks ended March 31, 1996. Operating and administrative expenses as a percentage of sales were 25.1% for the 13 weeks 1997 compared to 24.8% for the 13 weeks 1996. Operating expenses for the 1997 quarter remained virtually flat as compared to the 1996 quarter primarily due to effective expense controls.

     OPERATING INCOME. Operating income for the 13 weeks ended March 30, 1997 increased to $5.5 million from $4.7 million for the 13 weeks ended March 31, 1996. This increase was due to the improved gross margin coupled with effective expense control in the quarter.

     OTHER INCOME AND EXPENSE. Net interest expense was $6.7 million for the 13 weeks ended March 30, 1997 compared to $7.0 million for the 13 weeks ended March 31, 1996. The decrease in interest expense was due primarily to lower average debt balances in the quarter.

     INCOME TAXES. The Company recognized an income tax benefit for the 13 weeks ended March 30, 1997 of $0.2 million compared to a $0.7 million benefit for the 13 weeks ended March 31, 1996.

     NET INCOME. Net loss for the 13 weeks ended March 30, 1997 was $1.0 million, or $0.13 per share, versus a net loss of $1.6 million, or $0.21 per share for the 13 weeks ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flows from operations and its working capital revolving credit facility, which are considered to be adequate for anticipated cash needs. Primary uses are capital expenditures, debt service, and lease payments.

     Net cash provided by operating activities was $4.1 million for the 13 weeks ended March 30, 1997 compared to net cash provided by operating activities of $11.4 million for the same period in 1996. The change in the 13 weeks 1997 compared to 1996 was due primarily to increased receivables offset by larger increases in accounts payable and accrued expenses.

     Capital expenditures for the 13 weeks ending March 30, 1997 were $0.5 million. Capital expenditures are expected to range between $6.0 and $8.0 million for fiscal 1997. It is anticipated that the balance of 1997 capital expenditures will be funded out of cash provided by operations and borrowings under the working capital revolver.

     Net cash used by financing activities for the 13 weeks ending March 30, 1997 was $3.2 million. During this time period, the Company reduced its borrowings under its revolving line of credit by $0.5 million and made payments against its long-term debt in the amount of $3.0 million. The level of borrowings under the Company's revolving debt is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditures.

     At March 30, 1997 there was $6.5 million outstanding on the revolving debt. The Company had available unused credit of $28.5 million. Funds borrowed under the revolving credit portion of the Company's credit facility are restricted to working capital and general corporate purposes.

ITEM 2.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

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

         (b) No reports were filed on Form 8-K during the quarter ended March 30, 1997.



                                     SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CARR-GOTTSTEIN FOODS CO.



                         By:            s/s Lawrence H. Hayward
                            ----------------------------------------------
                                        Lawrence H. Hayward
                                        President and
                                        Chief Executive Officer

                         Date:  May 12, 1997



                         By:            s/s Donald J. Anderson
                            ----------------------------------------------
                                        Donald J. Anderson
                                        Senior Vice-President and
                                        Chief Financial Officer

                         Date:  May 12, 1997

                               CARR-GOTTSTEIN FOODS CO.

                                    Exhibit Index

The following exhibits are attached as indicated:


Exhibit
NUMBER DESCRIPTION OF EXHIBIT

10.1 Employment Agreement - Donald J. Anderson

27.1 Financial Data Schedule

                               CARR-GOTTSTEIN FOODS CO.
                                  DONALD J. ANDERSON

      This Employment Agreement ("Agreement") is made as of December 2, 1996 by and between CARR-GOTTSTEIN FOODS CO., a Delaware corporation, ("CGF") and Donald J. Anderson.

                                       RECITALS

    A. CGF is a corporation organized under the laws of Delaware. It is engaged in the business of marketing food and drug products.

    B. CGF desires to employ Mr. Anderson as Senior Vice President and Chief Financial Officer of CGF to manage the business and affairs of CGF. Mr. Anderson desires to be so employed and act in such capacities.

Accordingly, the parties agree as follows:

1. EMPLOYMENT - CGF will employ Mr. Anderson, and Mr. Anderson will be employed by CGF, as the Senior Vice President and Chief Financial Officer of CGF. Mr. Anderson Shall serve at the will of the Chief Executive Officer. His duties shall be assigned by, and he shall report to, the Chief Executive Officer. Mr. Anderson shall be accorded the authority commensurate with his position as Chief Financial Officer of CGF. Mr. Anderson shall make a good faith effort to act in the best interests of CGF and shall not accept other employment, including service as a consultant or director of any other business or organization, except volunteer service for local charitable organizations which service does not materially interfere with his work at CGF.

2. LOCATION OF EMPLOYMENT - Mr. Anderson's principal place of employment shall be at the executive offices of CGF in Anchorage, Alaska or at such other location as mutually agreed upon by the parties.

3.  COMPENSATION

    a. SALARY - CGF shall pay Mr. Anderson a salary at the annual rate of $150,000, less normal withholdings, for each calendar year, pro-rated for any portion thereof, payable in substantially equal installments in accordance with CGF's usual payroll practice, but in no event less frequently than monthly.

    b. BONUS - Mr. Anderson shall participate in the Bonus Plan for the most senior executives of CGF, subject to the following. Mr. Anderson shall be eligible for an annual bonus of up to 50% of his annual salary, depending upon the financial performance of CGF.

    c. OTHER BENEFITS - Mr. Anderson shall receive other benefits such as vacation, personal and sick leave, insurance and other benefits consistent with the then-current policies of CGF and equal to those benefits extended to the most senior executives of CGF. Mr. Anderson will be provided with office facilities, secretarial support, and business expense reimbursement consistent with the policies of CGF with respect to its most senior executives.

    d. SEVERANCE - If Mr. Anderson's employment is terminated for any reason other than Just Cause, CGF shall continue to pay him an amount equal to his then-current salary, less normal withholdings, at intervals equal to the salary payments being received by the other most senior executives of the Company. Such payments shall continue for the twelve-month period following the termination, whichever is longer; provided, however, that if Mr. Anderson becomes an employee, consultant, or partner of a company or business entity that directly competes with CGF after the expiration of the waiting period described in section 10 below, any severance payments will end as of the date such relationship between Mr. Anderson and the competing entity effectively commences. For the purpose of this section, a termination for "Just Cause" shall mean a termination of employment for any of the following reasons: (i) an intentional or grossly negligent violation of any reasonable rule or regulation of the Board of Directors of the Company that results in damage to the Company or which, after notice to do so, the actor fails to correct within a reasonable time; (ii) any willful misconduct or gross negligence in the responsibilities assigned to the actor; (iii) any wrongful or illegal conduct of the actor which has an adverse impact on the Company or which constitutes a material misappropriation of Company assets; or (iv) the performance of services for any other company, entity, or person which directly competes with the Company during the time the actor is employed by the Company, without the written approval of the Board of Directors of the Company.

    e. MOVING EXPENSES - In the event CGF terminates Mr. Anderson's employment for any reason other than Just Cause, as defined above, CGF shall pay the reasonable cost, not to exceed $25,000, of moving Mr. Anderson's household possessions to a destination of Mr. Anderson's choice in or about the Pacific Northwest region of the mainland United States. For the purposes of this agreement, "household possessions" shall include a reasonable and ordinary amount of furniture, clothing, and personal property used in a single family household, including up to two automobiles. CGF shall not be responsible for premiums associated with the shipment of extraordinary items such as fine art or animals.

4. DISPUTE RESOLUTION - This Agreement shall be interpreted according to Alaska law. Any disputes arising out of or relating to this Agreement shall be settled by arbitration held in Anchorage, Alaska in accordance with the Commercial Rules of the American Arbitration Association and judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction thereof.

5. ENTIRE AGREEMENT / MODIFICATIONS - This document constitutes the entire agreement of the parties with respect to Mr. Anderson's employment with CGF. It supersedes any prior agreement, statement or representation. It may be modified only by written instrument executed by the party against which the modification is asserted. Failure to require performance of any provision shall not affect the right at a later time to enforce the same. No waiver by either party of a breach, whether by conduct or otherwise, shall be construed as a further or continuing waiver of any such breach.

6. SEVERABILITY - Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

7. SURVIVABILITY - The rights and obligations of the parties of the parties to this Agreement under Sections 3(e) and (f), 4, and 9 shall survive the termination of this Agreement.

8.  ASSIGNABILITY

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

    b) This Agreement is personal in nature and none of the parties hereto shall, without the written consent of the other, assign or transfer this Agreement or any rights or obligations hereunder, except by operation of law or pursuant to the terms of section 8(a) above.

    c) Nothing expressed or implied herein is intended or shall be construed to confer upon or give to any person, other than the parties hereto, any right, remedy or claim under or by reason of this Agreement or of any term, covenant or condition hereof.

9. NON-COMPETITION - The parties recognize that Mr. Anderson will have access to trade secrets and proprietary information of the Company, and they recognize that should such information be revealed to a competitor, the Company would be materially damaged in an amount difficult to calculate. Accordingly, Mr. Anderson agrees that for one (1) year after termination of his employment with the Company, regardless of the reason for such termination, he shall not accept employment with, become a contractor to, or perform any substantially similar role for any person or business entity that directly competes with the Company.

The parties hereto execute this Agreement as the day and year first written above.


CARR-GOTTSTEIN FOODS CO.                DONALD J. ANDERSON



______________________________          _____________________________
By:  Lawrence H. Hayward
Its: President & Chief Executive Officer