Form 10-Q
period 1997-06-29
CARR GOTTSTEIN FOODS CO
filed 1997-08-13
CIK 871891

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-Q


(Mark One)

[ x ] Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Quarterly Period Ended June 29, 1997
                                     or

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

         The number of shares of the registrant's Common Stock outstanding at August 11, 1997 was 7,933,296 shares.



                               EXHIBIT INDEX
                            APPEARS AT PAGE 18

                          CARR-GOTTSTEIN FOODS CO.
                              AND SUBSIDIARIES

                                 FORM 10-Q

               For the Quarterly Period Ended June 29, 1997

                                  INDEX




Part I.  Financial Information                                            Page

     Item 1.   Financial Statements

        a)  Consolidated Balance Sheets
               as of June 29, 1997 (unaudited) and December 29, 1996         1

        b) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended June 29, 1997 (unaudited) and June 30, 1996
            (unaudited)                                                      2

        c)  Consolidated Statements of Cash Flows for the 13 weeks ended
            June 29, 1997 (unaudited) and June 30, 1996 (unaudited)          3

        d)  Notes to Consolidated Financial Statements (unaudited)           4

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations (unaudited)                       13

Part II.  Other Information                                                 16


Signatures                                                                  17


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Carr-Gottstein Foods Co. and Subsidiaries

Consolidated Balance Sheets
--------------------------------------------------------------------------------------------------------------------------
Amounts In Thousands
--------------------------------------------------------------------------------------------------------------------------
                                                                                         June 29,          December 29,
                                                                                           1997                1996
----------------------------------------------------------------------------------- -------------------- ------------------
                                                                                        (unaudited)         (unaudited)
         Cash and cash equivalents                                                       $    10,744          $     8,655
         Accounts receivable, net                                                             18,258               16,650
         Income taxes receivable                                                                 911                    -
         Inventories                                                                          56,509               54,232
         Deferred taxes                                                                        5,027                1,918
         Prepaid expenses and other current assets                                             2,921                2,809
----------------------------------------------------------------------------------- -------------------- ------------------
                  Total current assets                                                        94,370               84,264

Property, plant and equipment, at cost, net of accumulated depreciation                      137,288              142,179
Intangible assets, net of accumulated amortization                                            90,304               91,731
Deferred taxes                                                                                   334                  334
Other assets                                                                                  11,232               12,336
----------------------------------------------------------------------------------- -------------------- ------------------
                                                                                           $ 333,528            $ 330,844
=================================================================================== ==================== ==================

Liabilities and Stockholders' Equity Current liabilities:
         Accounts payable                                                                 $   40,962           $   38,467
         Accrued expenses                                                                     23,780               15,145
         Income taxes payable                                                                      -                  298
         Current maturities of long-term debt                                                  8,317                7,281
         Revolving line of credit                                                              7,900                7,000
         Estimated obligation for self-insurance                                               1,854                1,958
----------------------------------------------------------------------------------- -------------------- ------------------
                  Total current liabilities                                                   82,813               70,149

Long-term debt, excluding current maturities                                                 223,472              227,640
Estimated obligation for self-insurance                                                        1,536                1,536
Other liabilities                                                                              1,894                1,921
----------------------------------------------------------------------------------- -------------------- ------------------
                  Total liabilities                                                          309,715              301,246
----------------------------------------------------------------------------------- -------------------- ------------------

Stockholders' equity:
         Common stock, $.01 par value, authorized 25,000 shares,
            issued 9,680 shares                                                                   97                   97
         Additional paid in capital                                                           52,103               52,513
         Deficit                                                                            (16,638)             (10,544)
----------------------------------------------------------------------------------- -------------------- ------------------
                                                                                              35,562               42,066

         Less treasury stock, 1,747 and 1,835 shares, at cost                                 11,749               12,468
----------------------------------------------------------------------------------- -------------------- ------------------
                  Total stockholders' equity                                                  23,813               29,598
----------------------------------------------------------------------------------- -------------------- ------------------

Commitments and contingencies
=================================================================================== ==================== ==================
                                                                                           $ 333,528            $ 330,844
=================================================================================== ==================== ==================

See accompanying notes to consolidated financial statements.

Carr-Gottstein Foods Co. and Subsidiaries

-------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Operations
-------------------------------------------------------------------------------------------------------------------------------
Amounts In Thousands (except per share data)
-------------------------------------------------------------------------------------------------------------------------------
                                                                       13 Weeks Ended                26 Weeks Ended
                                                                    June 29,     June 30,          June 29,        June 30,
                                                                      1997         1996             1997            1996
-------------------------------------------------------------- -------------- ----------------- --------------- ----------------
                                                                       (unaudited)                        (unaudited)
-------------------------------------------------------------------------------------------------------------------------------
Sales                                                            $  152,029     $  160,953       $  293,495      $  303,762
Cost of merchandise sold, including warehousing
       and transportation expenses                                  108,329        117,117          208,803         219,823
-------------------------------------------------------------- -------------- ----------------- --------------- ----------------
Gross profit                                                         43,700         43,836           84,692          83,939

Operating and administrative expenses                                36,173         37,009           71,687          72,444
Non-recurring charge                                                  8,949              -            8,949               -
-------------------------------------------------------------- -------------- ----------------- --------------- ----------------
Operating income (loss)                                             (1,422)          6,827            4,056          11,495

Other expenses:
         Interest expense, net                                      (6,704)        (7,056)         (13,415)        (14,013)
-------------------------------------------------------------- -------------- ----------------- --------------- ----------------
Net loss before taxes                                               (8,126)          (229)          (9,359)         (2,518)

Income tax (expense) benefit                                          3,051          (186)            3,265             470
-------------------------------------------------------------- -------------- ----------------- --------------- ----------------

Net loss                                                       $    (5,075)      $   (415)      $   (6,094)     $   (2,048)
============================================================== ============== ================= =============== ================

Loss per common share:
             Net loss per share                                $     (0.64)     $     (0.05)    $     (0.77)     $    (0.26)
============================================================== ============== ================= =============== ================


Weighted average common shares outstanding                            7,932          7,808            7,908           7,807
============================================================== ============== ================= =============== ================

See accompanying notes to consolidated financial statements.

Carr-Gottstein Foods Co. and Subsidiaries

Consolidated Statements of Cash Flows
----------------------------------------------------------------------------------------------------------------------------
Amounts in Thousands
---------------------------------------------------------------------------------------------------------------------------
                                                                                                26 weeks Ended
                                                                                           June 29,         June 30,
                                                                                              1997             1996
---------------------------------------------------------------------------------------------------------------------------
                                                                                        (unaudited)         (unaudited)

Operating activities:
       Net loss                                                                         $    (6,094)     $     (2,048)
       Adjustments to reconcile net loss to net cash
          provided by operating activities:
              Depreciation                                                                    6,836             7,242
              Amortization of intangibles                                                     1,427             1,431
              Amortization of loan fees and discounts                                           687               730
              (Increase) decrease in assets:
                 Income tax receivable                                                         (911)             (620)
                 Receivables                                                                 (1,608)           (2,233)
                 Inventories                                                                 (2,277)           (5,780)
                 Prepaid expenses                                                              (112)           (1,257)
                 Deferred taxes                                                              (3,109)                -
                 Other assets                                                                   417               642
              (Decrease) increase in liabilities:
                 Accounts payable                                                             2,495             2,323
                 Accrued expenses                                                             8,635             8,439
                 Income taxes payable                                                          (298)                -
                 Self insurance reserve                                                        (104)             (186)
                 Other liabilities                                                              (27)             (241)
---------------------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                                       5,957             8,442
---------------------------------------------------------------------------------------------------------------------------
Investing activities:
       Additions to property and equipment                                                   (1,945)           (2,690)
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                        (1,945)           (2,690)
---------------------------------------------------------------------------------------------------------------------------
Financing activities:
       Payments on long-term debt                                                            (3,132)           (3,053)
       Short term borrowings (payments), net                                                    900              (200)
       Issuance of treasury stock                                                               309                12
       Change in stock subscriptions receivable                                                   -                44
---------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                        (1,923)           (3,197)
---------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                     2,089             2,555

Cash and cash equivalents at beginning of period                                              8,655             2,817
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $   10,744      $      5,372
===========================================================================================================================

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
       Interest                                                                          $   12,584       $    11,851
       Income taxes                                                                             971                 -
===========================================================================================================================

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

     Due to an immaterial difference between Primary and Fully Diluted EPS, the Company has historically presented only a single EPS. The Company in the future will present both Basic and Diluted EPS for income (loss) from continuing operations and net income (loss). The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. After adoption, all prior periods EPS data will be restated. The adoption of the new statement is expected to have minimal effect on the Company's EPS.

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

The following are condensed consolidating balance sheets:

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
Balance Sheet                      Non-Guarantor       Guarantor         Parent
                                   Subsidiary          Subsidiaries      Company
June 29, 1997                      CGF Properties       (Combined)        Only        Elimination      Consolidated
-----------------------------------------------------------------------------------------------------------------------
           Assets
Inventories                         $           -        $   3,757      $   52,752      $         -        $   56,509
Other current assets                        6,608           70,523           5,125          (44,395)           37,861
-----------------------------------------------------------------------------------------------------------------------
     Total current assets                   6,608           74,280          57,877          (44,395)           94,370

Property, plant and equipment, net         63,931            5,318          68,039                -           137,288
Intangible, net                                 -                -          90,304                -            90,304
Investments in subsidiaries                     -                -         105,025         (105,025)                -
Other assets                                   32              483          11,051                -            11,566
-----------------------------------------------------------------------------------------------------------------------
                                         $ 70,571         $ 80,081       $ 332,296       $ (149,420)        $ 333,528
=======================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities                       $   966           $3,147       $ 123,095       $  (44,395)       $   82,813
Long-term debt, excluding current
   maturities                              41,514                -         181,958                -           223,472
Other liabilities                               -                -           3,430                -             3,430
-----------------------------------------------------------------------------------------------------------------------
     Total liabilities                     42,480            3,147         308,483          (44,395)          309,715

Common stock                                   10               44              97              (54)               97
Additional paid-in capital                 28,966           39,381          52,103          (68,347)           52,103
Retained earnings (deficit)                  (885)          37,509         (16,638)         (36,624)          (16,638)
-----------------------------------------------------------------------------------------------------------------------
                                           28,091           76,934          35,562         (105,025)           35,562

Less treasury stock                             -                -          11,749                -            11,749
---------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity            28,091           76,934          23,813         (105,025)           23,813
-----------------------------------------------------------------------------------------------------------------------

                                         $ 70,571        $  80,081      $  332,296       $ (149,420)        $ 333,528
=======================================================================================================================

Carr-Gottstein Foods Co. and Subsidiaries

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------

Balance Sheet                      Non-Guarantor     Guarantor          Parent
                                   Subsidiary        Subsidiaries       Company
December 29, 1996                  CGF Properties       (Combined)       Only        Elimination      Consolidated
-----------------------------------------------------------------------------------------------------------------------
           Assets
Inventories                         $           -        $   4,690      $   49,542     $          -        $   54,232
Other current assets                        5,526           63,389           6,117          (45,000)           30,032
-----------------------------------------------------------------------------------------------------------------------
     Total current assets                   5,526           68,079          55,659          (45,000)           84,264

Property, plant and equipment, net         65,191            5,725          71,263                -           142,179
Intangible, net                                 -                -          91,731                -            91,731
Investments in subsidiaries                     -                -         101,920         (101,920)                -
Other assets                                   32              483          12,155                -            12,670
-----------------------------------------------------------------------------------------------------------------------
                                         $ 70,749         $ 74,287       $ 332,728       $ (146,920)        $ 330,844
=======================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities                       $   966        $     279       $ 113,904       $  (45,000)       $   70,149
Long-term debt, excluding current
   maturities                              41,871                -         185,769                -           227,640
Other liabilities                               -                -           3,457                -             3,457
-----------------------------------------------------------------------------------------------------------------------
     Total liabilities                     42,837                -         303,130          (45,000)          301,246

Common stock                                   10               44              97              (54)               97
Additional paid-in capital                 28,966           39,381          52,513          (68,347)           52,513
Stock subscription receivable                   -                -               -                -                 -
Retained earnings (deficit)                (1,064)          34,583         (10,544)         (33,519)          (10,544)
-----------------------------------------------------------------------------------------------------------------------
                                           27,912           74,008          42,066         (101,920)           42,066

Less treasury stock                             -                -          12,468                -            12,468
---------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity            27,912           74,008          29,598         (101,920)           29,598
-----------------------------------------------------------------------------------------------------------------------

                                         $ 70,749         $ 74,287       $ 332,728       $ (146,920)        $ 330,844
=======================================================================================================================

Carr-Gottstein Foods Co. and Subsidiaries

The following are condensed consolidating statements of operations:

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
Statement of Operations                Non-Guarantor         Guarantor        Parent
                                         Subsidiary         Subsidiaries     Company
13 Weeks Ended June 29, 1997           CGF Properties       (Combined)         Only      Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales                                  $          -           $ 20,736       $ 142,395      $ (11,102)      $ 152,029
Cost of merchandise sold, including
-----------------------------------------------------------------------------------------------------------------------
     warehousing and transportation
-----------------------------------------------------------------------------------------------------------------------
     expenses                                     -             15,101         104,330        (11,102)        108,329
     Gross profit                                 -              5,635          38,065              -          43,700

Operating and administrative
     (income) expenses                       (1,420)             2,712          34,881              -          36,173
-----------------------------------------------------------------------------------------------------------------------
Non-recurring charge                              -                  -           8,949              -           8,949
-----------------------------------------------------------------------------------------------------------------------
Operating income (loss)                       1,420              2,923          (5,765)             -          (1,422)

Interest expense, net                        (1,116)                 -          (5,588)             -          (6,704)
Equity in subsidiary earnings                     -                  -           1,904         (1,904)              -
-----------------------------------------------------------------------------------------------------------------------
     Earnings before income tax                 304              2,923          (9,449)        (1,904)         (8,126)

Income tax (expense) benefit                   (125)            (1,198)          4,374              -           3,051
-----------------------------------------------------------------------------------------------------------------------

=======================================================================================================================
Net earnings (loss)                      $      179          $   1,725     $    (5,075)     $  (1,904)     $   (5,075)
=======================================================================================================================

Carr-Gottstein Foods Co. and Subsidiaries

The following are condensed consolidating statements of operations:

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
Statement of Operations                Non-Guarantor         Guarantor        Parent
                                         Subsidiary         Subsidiaries     Company
26 Weeks Ended June 29, 1997           CGF Properties       (Combined)         Only      Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales                                  $          -           $ 37,780       $ 275,453      $ (19,737)      $ 293,495
Cost of merchandise sold, including
-----------------------------------------------------------------------------------------------------------------------
     warehousing and transportation
-----------------------------------------------------------------------------------------------------------------------
     expenses                                     -             27,292         201,249        (19,737)        208,803
     Gross profit                                 -             10,488          74,204              -          84,692

Operating and administrative
     (income) expenses                       (2,669)             5,530          68,826              -          71,687
-----------------------------------------------------------------------------------------------------------------------
Non-recurring charge                              -                  -           8,949              -           8,949
-----------------------------------------------------------------------------------------------------------------------
Operating income (loss)                       2,669              4,958          (3,571)             -           4,056

Interest expense, net                        (2,312)                 -         (11,103)             -         (13,415)
Equity in subsidiary earnings                     -                  -           3,136         (3,136)              -
-----------------------------------------------------------------------------------------------------------------------
     Earnings before income tax                 357              4,958         (11,538)        (3,136)         (9,359)

Income tax (expense) benefit                   (147)            (2,032)          5,444              -           3,265
-----------------------------------------------------------------------------------------------------------------------

=======================================================================================================================
Net earnings (loss)                      $      210          $   2,926     $    (6,094)     $  (3,136)     $   (6,094)
=======================================================================================================================

Carr-Gottstein Foods Co. and Subsidiaries

The following are condensed consolidating statements of operations:

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
Statement of Operations                Non-Guarantor         Guarantor        Parent
                                         Subsidiary         Subsidiaries    Company
13 Weeks Ended June 30, 1996           CGF Properties       (Combined)         Only       Elimination Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales                                    $        -           $ 20,213       $ 150,766      $ (10,026)      $ 160,953
Cost of merchandise sold, including
-----------------------------------------------------------------------------------------------------------------------
     warehousing and transportation
     expenses                                     -             14,626         112,517        (10,026)        117,117
     Gross profit                                 -              5,587          38,249              -          43,836

Operating and administrative
     expenses                                  (257)             3,082          34,184              -          37,009
-----------------------------------------------------------------------------------------------------------------------
Operating income                                257              2,505           4,065              -           6,827

Interest expense, net                        (1,131)                 -          (5,925)             -          (7,056)
Equity in subsidiary earnings                     -                  -             962           (962)              -
-----------------------------------------------------------------------------------------------------------------------
     Earnings before income tax                (874)             2,505            (898)          (962)           (229)

Income tax (expense) benefit                    358             (1,027)            483              -            (186)
-----------------------------------------------------------------------------------------------------------------------

=======================================================================================================================
Net earnings (loss)                       $    (516)         $   1,478       $    (415)       $  (962)       $   (415)
=======================================================================================================================

Carr-Gottstein Foods Co. and Subsidiaries

The following are condensed consolidating statements of operations:

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
Statement of Operations                Non-Guarantor         Guarantor        Parent
                                         Subsidiary         Subsidiaries    Company
26 Weeks Ended June 30, 1996           CGF Properties       (Combined)         Only       Elimination Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales                                  $          -           $ 37,628       $ 284,210      $ (18,076)      $ 303,762
Cost of merchandise sold, including
-----------------------------------------------------------------------------------------------------------------------
     warehousing and transportation
     expenses                                     -             26,889         211,041        (18,076)        219,823
     Gross profit                                 -             10,739          73,169              -          83,939

Operating and administrative
     (income) expenses                         (472)             6,194          66,691              -          72,444
-----------------------------------------------------------------------------------------------------------------------
Operating income                                472              4,545           6,478              -          11,495

Interest expense, net                        (2,266)                 -         (11,747)             -         (14,013)
Equity in subsidiary earnings                     -                  -           1,622         (1,622)              -
-----------------------------------------------------------------------------------------------------------------------
     Earnings before income tax              (1,794)             4,545          (3,647)        (1,622)         (2,518)

Income tax (expense) benefit                    736             (1,865)          1,599              -             470
-----------------------------------------------------------------------------------------------------------------------

=======================================================================================================================
Net earnings (loss)                      $   (1,058)         $   2,680     $    (2,048)     $  (1,622)     $   (2,048)
=======================================================================================================================

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

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows                                    Non-Guarantor       Guarantor       Parent
                                                            Subsidiary       Subsidiaries      Company
26 Weeks Ended June 29, 1997                              CGF Properties      (Combined)        Only      Consolidated
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                    $      324         $   10      $   5,623       $   5,957
-----------------------------------------------------------------------------------------------------------------------

Investing activities
         Addition to property and equipment                           -            (10)        (1,935)         (1,945)
----------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities -                 (10)        (1,935)        (1,945)
-----------------------------------------------------------------------------------------------------------------------

Financing activities
         Payments on long-term debt                                (322)             -         (2,810)         (3,132)
         Short term borrowings, net                                   -              -            900             900
         Issuance of treasury stock                                   -              -            309             309
-------------------------------------------------------------------------------------------------------------------------
            Net cash used by financing activities(322)                -         (1,601)        (1,923)
-----------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                             2              -          2,087           2,089

-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period 53                 106          8,496          8,655

=======================================================================================================================
Cash and cash equivalents at end of period                   $       55       $    106    $    10,583      $   10,744

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

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows                                    Non-Guarantor       Guarantor       Parent
                                                            Subsidiary       Subsidiaries      Company
26 Weeks Ended June 30, 1996                              CGF Properties      (Combined)        Only      Consolidated
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                         $ 148        $  4        $    8,290      $    8,442
-----------------------------------------------------------------------------------------------------------------------

Investing activities
         Addition to property and equipment                           -             (4)        (2,686)         (2,690)
-----------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities -                  (4)        (2,686)        (2,690)
-----------------------------------------------------------------------------------------------------------------------

Financing activities
         Payments on long-term debt                                (148)             -         (2,905)         (3,053)
         Short term borrowings, net                                   -              -           (200)           (200)
         Purchase of treasury stock                                   -              -             12              12
         Change in stock subscription receivable  -                   -             44             44
-----------------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities (148)               -         (3,049)        (3,197)
-----------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                             -              -          2,555           2,555

-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period 55                  83          2,679          2,817

=======================================================================================================================
Cash and cash equivalents at end of period                   $       55       $     83      $   5,234        $  5,372

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

Results of Operations

          13 Weeks Ended June 29, 1997 Compared to 13 Weeks Ended June 30, 1996

         Sales. Sales for the 13 weeks ended June 29, 1997 were $152.0 million compared to $161.0 million for the 13 weeks ended June 30, 1996. The 5.5% decrease was due in part to decreases at the wholesale and freight divisions as well as generally softer comparable store sales at the retail division. Sales at the retail division were impacted by the change in the Easter holiday sales which fell into the first quarter of 1997 versus the second quarter of the prior year, increased competitive activity and the strong sales in the prior year period due to the kick-off of the "Carrs Plus" electronic marketing campaign. The decrease in sales for the second 13 weeks of 1997 reflects a 3.9% decrease in comparable store sales at the retail division.

         Gross Profit. Gross profit for the 13 weeks ended June 29, 1997 was $43.7 million compared to $43.8 million for the 13 weeks ended June 30, 1996. The decrease in gross margin dollars is primarily attributable to the decrease in sales. As a percentage of sales, gross profit was 28.7% for the 13 weeks 1997 compared to 27.2% for the 13 weeks 1996. Gross profit as a percentage of sales for the 13 weeks 1997 increased primarily as the result of improved buying practices during the period coupled with improved margins at the wholesale division.

         Operating and Administrative Expenses. Operating and administrative expenses for the 13 weeks ended June 29, 1997 were $36.2 million compared to $37.0 million for the 13 weeks ended June 30, 1996. Operating and administrative expenses as a percentage of sales were 23.8% for the 13 weeks 1997 compared to 23.0% for the 13 weeks 1996.

         Operating Income. Operating income for the 13 weeks ended June 29, 1997 increased $0.7 million from $6.8 million in the second quarter of 1996 to $7.5 million in the second quarter of 1997. This increase in operating income was due primarily to the improvements in gross profit margin and the effective expense control in the quarter.

         Other Income and Expense. Net interest expense was $6.7 million for the 13 weeks ended June 29, 1997 compared to $7.1 million for the 13 weeks ended June 30, 1996. The decrease in interest expense was due primarily to lower average debt balances in the quarter. In June 1997, the Company recognized a non-recurring pre-tax restructuring charge of $8.9 million, principally associated with its decision to close its YES Foods institutional food service business along with the discontinuance of its wholesaling services to a Russian export business.

         Income Taxes. Income tax benefit for the 13 weeks ended June 29, 1997 was $3.1 million compared to a $0.2 million expense for the 13 weeks ended June 30, 1996.

         Net Loss. Net income for the 13 weeks ended June 29, 1997 before the non-recurring pre-tax restructuring charge of $8.9 million was $0.2 million, or $0.02 per share, versus a net loss of $0.4 million, or $0.05 per share for the 13 weeks ended June 30, 1996. The net loss for the 13 weeks 1997 including the non-recurring charge was $5.1 million, or $0.64 per share.


          26 Weeks Ended June 29, 1997 Compared to 26 Weeks Ended June 30, 1996

         Sales. Sales for the 26 weeks ended June 29, 1997 were $293.5 million compared to $303.8 million for the 26 weeks ended June 30, 1996. The decrease in sales for the 26 weeks of 1997 reflects a decrease of 1.6% in total retail comparable store sales.

         Gross Profit. Gross profit for the 26 weeks ended June 29, 1997 was $84.7 million compared to $83.9 million for the 26 weeks ended June 30, 1996. The increase in gross margin dollars is partially attributable to improved buying practices and to improved gross margins at the wholesale division. As a percentage of sales, gross profit was 28.9% for the 26 weeks 1997 compared to 27.6% for the 26 weeks 1996.

         Operating and Administrative Expenses. Operating and administrative expenses for the 26 weeks ended June 29, 1997 were $71.7 million compared to $72.4 million for the 26 weeks ended June 30, 1996. Operating and administrative expenses as a percentage of sales were 24.4% for the 26 weeks 1997 compared to 23.8% for the 26 weeks 1996. The decrease in operating expense dollars is due partially to the reduction in sales coupled with the effective expense control during the first half of 1997.

         Operating Income. Operating income for the 26 weeks ended June 29, 1997 increased $1.5 million from $11.5 million, or 3.8% of sales, in 1996 to $13.0 million, or 4.4% of sales in 1997 due to improved gross profit margin and expense control.

         Other Income and Expense. Net interest expense was $13.4 million for the 26 weeks ended June 29, 1997 compared to $14.0 million for the 26 weeks ended June 30, 1996. The decrease in interest expense is due to lower average debt balances during the first half of 1997. In June 1997, the Company recognized a non-recurring pre-tax restructuring charge of $8.9 million, principally associated with its decision to close its YES Foods institutional feed service business along with the discontinuance of its wholesaling services to a Russian export business.

         Income Taxes. The Company recognized an income tax benefit for the 26 weeks ended June 29, 1997 of $3.3 million compared to a $0.5 million benefit for the 26 weeks ended June 30, 1996.

         Net Loss. Net loss for the 26 weeks ended June 29, 1997 before its non-recurring pre-tax restructuring charge of $8.9 million was $0.8 million, or $0.10 per share, versus a net loss $2.0 million, or $0.26 per share for the 26 weeks ended June 30, 1996. The net loss for the 26 weeks 1997 including the non-recurring charge was $6.1 million, or $0.77 per share.


Liquidity and Capital Resources

         The Company's primary sources of liquidity are cash flows from operations and its working capital revolving credit facility, which are considered to be adequate for anticipated cash needs. Primary uses are capital expenditures, debt service, and lease payments.

         Net cash provided by operating activities was $6.0 million for the 26 weeks ended June 29, 1997 compared to net cash provided by operating activities of $8.4 million for the same period in 1996. The change in the 26 weeks 1997 compared to 1996 was due primarily to the increased net loss recorded during this period.

         Capital expenditures for the 26 weeks ending June 29, 1997 were $1.9 million. Capital expenditures are expected to range between $6.0 and $8.0 million for fiscal 1997. It is anticipated that the balance of 1997 capital expenditures will be funded out of cash provided by operations and borrowings under the working capital revolver.

         Net cash used by financing activities for the 26 weeks ending June 29, 1997 was $1.9 million. During this time period, the Company increased its borrowings under its revolving line of credit by $0.9 million and made payments against its long-term debt in the amount of $3.1 million. The level of borrowings under the Company's revolving debt is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditures.

         At June 29, 1997 there was $7.9 million outstanding on the revolving debt. The Company had available unused credit of $27.1 million. Funds borrowed under the revolving credit portion of the Company's credit facility are restricted to working capital and general corporate purposes.


Item 2.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable

                         PART II. OTHER INFORMATION


Item 1.  Legal Proceedings - None.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders for Carr-Gottstein Foods Co. was held in Anchorage, Alaska on May 16, 1997, at the Z.J. Loussac Library. The only issue presented for a vote of the shareholders was the election of Directors. The following individuals were elected to the Board of Directors with the vote tabulation indicated opposite their respective names:

                                              For                   Withheld
        John J. Cairns                     5,031,137                 19,655
        Lawrence H. Hayward                5,032,137                 18,655
        Leonard I. Green                   5,030,087                 20,705
        Jonathan D. Sokoloff               5,031,137                 19,655
        Gregory J. Annick                  5,030,136                 20,656
        E. Dean Werries                    5,029,635                 21,157
        Donald E. Gallegos                 5,030,137                 20,655

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) The exhibits set forth in the Exhibit Index on page 18 hereof are filed with this quarterly report on Form 10-Q.

         (b) No reports were filed on Form 8-K during the quarter ended June 29, 1997.

                          SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CARR-GOTTSTEIN FOODS CO.



                                      By:  s/s Lawrence H. Hayward
                                           Lawrence H. Hayward
                                           President and
                                           Chief Executive Officer

                                       Date:  August 11, 1997



                                       By:  s/s Donald J. Anderson
                                            Donald J. Anderson
                                            Senior Vice-President and
                                            Chief Financial Officer

                                       Date:  August 11, 1997

                            CARR-GOTTSTEIN FOODS CO.

                                   Exhibit Index

The following exhibits are attached as indicated:


Exhibit
Number Description of Exhibit

27.1     Financial Data Schedule