Form 10-Q
period 1997-09-28
CARR GOTTSTEIN FOODS CO
filed 1997-11-12
CIK 871891

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-Q


(Mark One)

[ x ] Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Quarterly Period Ended September 28, 1997

                                  or

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

         The number of shares of the registrant's Common Stock outstanding at November 10, 1997 was 7,937,296 shares.


                             EXHIBIT INDEX
                          APPEARS AT PAGE 18

                      CARR-GOTTSTEIN FOODS CO.
                         AND SUBSIDIARIES

                             FORM 10-Q

        For the Quarterly Period Ended September 28, 1997

                            INDEX




Part I.  Financial Information                                             Page

     Item 1.  Financial Statements

           a) Consolidated Balance Sheets
              as of September 28, 1997 (unaudited) and December 29, 1996      1

           b) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended September 28, 1997 (unaudited) and September 29,
              1996 (unaudited)                                                2

           c) Consolidated Statements of Cash Flows for the 39 weeks ended September 28, 1997 (unaudited) and September 29, 1996
              (unaudited)                                                     3

           d) Notes to Consolidated Financial Statements (unaudited)          4

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (unaudited)                          13

Part II.  Other Information                                                  16


Signatures                                                                   17


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Carr-Gottstein Foods Co. and Subsidiaries

Consolidated Balance Sheets
--------------------------------------------------------------------------------------------------------------------------
Amounts In Thousands
--------------------------------------------------------------------------------------------------------------------------
                                                                                        September 28,        December 29,
                                                                                            1997                  1996
----------------------------------------------------------------------------------- -------------------- ------------------
Assets                                                                                  (unaudited)
Current assets:
         Cash and cash equivalents                                                        $    7,841          $     8,655
         Accounts receivable, net                                                             16,763               16,650
         Income taxes receivable                                                                 911                    -
         Inventories                                                                          55,240               54,232
         Deferred taxes                                                                        4,292                1,918
         Prepaid expenses and other current assets                                             2,843                2,809
----------------------------------------------------------------------------------- -------------------- ------------------
                  Total current assets                                                        87,890               84,264

Property, plant and equipment, at cost, net of accumulated depreciation                      134,488              142,179
Intangible assets, net of accumulated amortization                                            89,688               91,731
Deferred taxes                                                                                   334                  334
Other assets                                                                                  11,405               12,336
----------------------------------------------------------------------------------- -------------------- ------------------
                                                                                           $ 323,805            $ 330,844
=================================================================================== ==================== ==================

Liabilities and Stockholders' Equity Current liabilities:
         Accounts payable                                                                 $   39,816           $   38,467
         Accrued expenses                                                                     24,340               15,145
         Income taxes payable                                                                      -                  298
         Current maturities of long-term debt                                                  8,336                7,281
         Revolving line of credit                                                              2,000                7,000
         Estimated obligation for self-insurance                                               2,188                1,958
----------------------------------------------------------------------------------- -------------------- ------------------
                  Total current liabilities                                                   76,680               70,149

Long-term debt, excluding current maturities                                                 219,481              227,640
Estimated obligation for self-insurance                                                        1,536                1,536
Other liabilities                                                                              1,944                1,921
----------------------------------------------------------------------------------- -------------------- ------------------
                  Total liabilities                                                          299,641              301,246
----------------------------------------------------------------------------------- -------------------- ------------------

Stockholders' equity:
         Common stock, $.01 par value, authorized 25,000 shares,
            issued 9,680 shares                                                                   97                   97
         Additional paid in capital                                                           52,088               52,513
         Deficit                                                                            (16,299)             (10,544)
----------------------------------------------------------------------------------- -------------------- ------------------
                                                                                              35,886               42,066

         Less treasury stock, 1,743 and 1,855 shares, at cost                                 11,722               12,468
----------------------------------------------------------------------------------- -------------------- ------------------
                  Total stockholders' equity                                                  24,164               29,598
----------------------------------------------------------------------------------- -------------------- ------------------

Commitments and contingencies
=================================================================================== ==================== ==================
                                                                                           $ 323,805            $ 330,844
=================================================================================== ==================== ==================

See accompanying notes to consolidated financial statements.

Carr-Gottstein Foods Co. and Subsidiaries

-------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Operations
-------------------------------------------------------------------------------------------------------------------------------
Amounts In Thousands (except per share data)
-------------------------------------------------------------------------------------------------------------------------------
                                                                     13 Weeks Ended                      39 Weeks Ended
                                                                  Sept. 28,     Sept. 29,           Sept. 28,     Sept. 29,
                                                                    1997           1996               1997          1996
-------------------------------------------------------------- -------------- ----------------- --------------- ----------------
                                                                       (unaudited)                        (unaudited)
-------------------------------------------------------------------------------------------------------------------------------
Sales                                                           $  152,007      $  158,506       $ 445,503        $ 462,268
Cost of merchandise sold, including warehousing
     and transportation expenses                                   108,576         114,233         317,380          334,056
------------------------------------------------------------- --------------- ---------------- ---------------- ----------------
Gross profit                                                        43,431          44,273         128,123          128,212

Operating and administrative expenses                               35,467          37,101         107,154          109,545
Non-recurring charge                                                     -               -           8,949                -
------------------------------------------------------------- --------------- ---------------- ---------------- ----------------
Operating income                                                     7,964           7,172          12,020           18,667

Other expenses:
     Interest expense, net                                         (6,687)         (6,805)        (20,102)         (20,820)
     Other income (expense)                                          (218)              73           (218)               75
------------------------------------------------------------- --------------- ---------------- ---------------- ----------------
Net income (loss) before taxes                                       1,059             440         (8,300)          (2,078)

 Income tax (expense) benefit                                        (720)           (504)           2,545             (34)
------------------------------------------------------------- --------------- ---------------- ---------------- ----------------

Net income (loss)                                             $        339        $   (64)     $   (5,755)      $   (2,112)
============================================================= =============== ================ ================ ================

Income (loss) per common share:
             Net income (loss) per share                        $     0.04      $     (0.01)   $     (0.73)      $    (0.27)
============================================================= =============== ================ ================ ================


Weighted average common shares outstanding                           7,934           7,815           7,916            7,810
============================================================= =============== ================ ================ ================

See accompanying notes to consolidated financial statements.

Carr-Gottstein Foods Co. and Subsidiaries

Consolidated Statements of Cash Flows
----------------------------------------------------------------------------------------------------------------------------
Amounts in Thousands
---------------------------------------------------------------------------------------------------------------------------
                                                                                                39 weeks Ended
                                                                                           Sept. 28,        Sept. 29,
                                                                                              1997             1996
---------------------------------------------------------------------------------------------------------------------------
                                                                                        (unaudited)         (unaudited)
Operating activities:
       Net loss                                                                          $   (5,755)         $ (2,112)
       Adjustments to reconcile net loss to net cash
          provided by operating activities:
              Depreciation                                                                   10,235            10,889
              Amortization of intangibles                                                     2,143             2,144
              Amortization of loan fees and discounts                                         1,016             1,084
              Gain on disposal of property and equipment                                        (40)              (72)
              (Increase) decrease in assets:
                 Income tax receivable                                                         (911)              (48)
                 Accounts receivable                                                           (113)           (3,565)
                 Inventories                                                                 (1,008)           (6,676)
                 Prepaid expenses                                                               (34)              199
                 Deferred taxes                                                              (2,374)                -
                 Other assets                                                                   (85)              681
              (Decrease) increase in liabilities:
                 Accounts payable                                                             1,349             2,138
                 Accrued expenses                                                             9,195             9,277
                 Income taxes payable                                                          (298)                -
                 Self insurance reserve                                                         230              (317)
                 Other liabilities                                                               23              (142)
---------------------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                                      13,573            13,480
---------------------------------------------------------------------------------------------------------------------------
Investing activities:
       Additions to property and equipment                                                   (3,192)           (3,216)
       Proceeds from sale of property and equipment                                             588               232
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                        (2,604)           (2,984)
---------------------------------------------------------------------------------------------------------------------------
Financing activities:
       Payments on long-term debt                                                            (7,104)           (3,210)
       Short term payments, net                                                              (5,000)           (5,900)
       Issuance of treasury stock                                                               321                62
       Change in stock subscriptions receivable                                                   -                44
---------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                       (11,783)           (9,004)
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                           (814)            1,492

Cash and cash equivalents at beginning of period                                              8,655             2,817
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $   7,841      $      4,309
===========================================================================================================================

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
       Interest                                                                            $ 16,083       $    15,298
       Income taxes                                                                             956                 -
===========================================================================================================================

See accompanying notes to consolidated financial statements.

Carr-Gottstein Foods Co. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)


(1) During interim periods, Carr-Gottstein Foods Co. and subsidiaries (the "Company") follows the accounting policies set forth in its audited financial statements included in its Annual Report for the fiscal year ended December 29, 1996 filed with the Securities and Exchange Commission. These consolidated interim financial statements should be read in conjunction with such audited consolidated financial statements and notes thereto. Management believes that the accompanying interim financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim period presented. All adjustments made in the accompanying interim financial statements are of a normal recurring nature.

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

The following are condensed consolidating balance sheets:

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
Balance Sheet                      Non-Guarantor         Guarantor         Parent
                                   Subsidiary            Subsidiaries     Company
September 28, 1997                 CGF Properties        (Combined)         Only        Elimination      Consolidated
-----------------------------------------------------------------------------------------------------------------------
           Assets
Inventories                            $        -        $   3,514      $   51,726     $          -        $   55,240
Other current assets                        7,303           72,942           3,200          (50,795)           32,650
-----------------------------------------------------------------------------------------------------------------------
     Total current assets                   7,303           76,456          54,926          (50,795)           87,890

Property, plant and equipment, net         63,301            5,127          66,060                -           134,488
Intangible, net                                 -                -          89,688                -            89,688
Investments in subsidiaries                     -                -         106,664         (106,664)                -
Other assets                                   32              573          11,134                -            11,739
-----------------------------------------------------------------------------------------------------------------------
                                         $ 70,636         $ 82,156       $ 328,472       $ (157,459)        $ 323,805
=======================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities                       $ 1,071           $3,729       $ 122,675       $  (50,795)       $   76,680
Long-term debt, excluding current
   maturities                              41,328                -         178,153                -           219,481
Other liabilities                               -                -           3,480                -             3,480
-----------------------------------------------------------------------------------------------------------------------
     Total liabilities                     42,399            3,729         304,308          (50,795)          299,641

Common stock                                   10               44              97              (54)               97
Additional paid-in capital                 28,966           39,381          52,088          (68,347)           52,088
Retained earnings (deficit)                  (739)          39,002         (16,299)         (38,263)          (16,299)
-----------------------------------------------------------------------------------------------------------------------
                                           28,237           78,427          35,886         (106,664)           35,886

Less treasury stock                             -                -          11,722                -            11,722
---------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity            28,237           78,427          24,164         (106,664)           24,164
-----------------------------------------------------------------------------------------------------------------------

                                         $ 70,636        $  82,156      $  328,472       $ (157,459)        $ 323,805
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
=======================================================================================================================

Carr-Gottstein Foods Co. and Subsidiaries

The following are condensed consolidating statements of operations:

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
Statement of Operations                Non-Guarantor         Guarantor         Parent
                                         Subsidiary         Subsidiaries      Company
13 Weeks Ended Sept. 28, 1997          CGF Properties       (Combined)         Only        Elimination    Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales                                  $          -           $ 20,447       $ 142,662      $ (11,102)      $ 152,007
Cost of merchandise sold, including
     warehousing and transportation
     expenses                                     -             15,132         104,546        (11,102)        108,576
-----------------------------------------------------------------------------------------------------------------------
     Gross profit                                 -              5,315          38,116              -          43,431

Operating and administrative
     (income) expenses                       (1,360)             2,785          34,042              -          35,467
-----------------------------------------------------------------------------------------------------------------------
Operating income (loss)                       1,360              2,530           4,074              -           7,964

Interest expense, net                        (1,112)                 -          (5,575)             -          (6,687)
Other income (expense)                            -                  -            (218)             -            (218)
Equity in subsidiary earnings                     -                  -           1,639         (1,639)              -
-----------------------------------------------------------------------------------------------------------------------
     Earnings (loss) before income tax          248              2,530             (80)        (1,639)          1,059

Income tax (expense) benefit                   (102)            (1,037)            419              -            (720)
-----------------------------------------------------------------------------------------------------------------------

Net earnings (loss)                      $      146          $   1,493        $    339      $  (1,639)        $   339
=======================================================================================================================

Carr-Gottstein Foods Co. and Subsidiaries

The following are condensed consolidating statements of operations:

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
Statement of Operations                Non-Guarantor         Guarantor       Parent
                                         Subsidiary         Subsidiaries     Company
39 Weeks Ended Sept. 28, 1997          CGF Properties       (Combined)        Only       Elimination       Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales                                  $          -           $ 58,227       $ 418,115      $ (30,839)      $ 445,503
Cost of merchandise sold, including
     warehousing and transportation
     expenses                                     -             42,424         305,795        (30,839)        317,380
-----------------------------------------------------------------------------------------------------------------------
     Gross profit                                 -             15,803         112,320              -         128,123

Operating and administrative
     (income) expenses                       (4,029)             8,315         102,868              -         107,154
Non-recurring charge                              -                  -           8,949              -           8,949
-----------------------------------------------------------------------------------------------------------------------
Operating income                              4,029              7,488             503              -          12,020

Interest expense, net                        (3,424)                 -         (16,678)             -         (20,102)
Other income (expense)                            -                  -            (218)             -            (218)
Equity in subsidiary earnings                     -                  -           4,775         (4,775)              -
-----------------------------------------------------------------------------------------------------------------------
     Earnings (loss) before income tax          605              7,488         (11,618)        (4,775)         (8,300)

Income tax (expense) benefit                   (249)            (3,069)          5,863              -           2,545
-----------------------------------------------------------------------------------------------------------------------

=======================================================================================================================
Net earnings (loss)                      $      356          $   4,419     $    (5,755)     $  (4,775)     $   (5,755)
=======================================================================================================================

Carr-Gottstein Foods Co. and Subsidiaries

The following are condensed consolidating statements of operations:

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
Statement of Operations                Non-Guarantor         Guarantor       Parent
                                         Subsidiary         Subsidiaries     Company
13 Weeks Ended Sept. 29, 1996          CGF Properties       (Combined)         Only       Elimination      Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales                                     $       -           $ 19,022       $ 148,472       $ (8,988)      $ 158,506
Cost of merchandise sold, including
     warehousing and transportation
     expenses                                     -             13,844         109,377         (8,988)        114,233
-----------------------------------------------------------------------------------------------------------------------
     Gross profit                                 -              5,178          39,095              -          44,273

Operating and administrative
     expenses                                  (242)             3,104          34,239              -          37,101
-----------------------------------------------------------------------------------------------------------------------
Operating income                                242              2,074           4,856              -           7,172

Interest expense, net                        (1,127)                 -          (5,678)             -          (6,805)
Other income                                      -                  -              73              -              73
Equity in subsidiary earnings                     -                  -             702           (702)              -
-----------------------------------------------------------------------------------------------------------------------
     Earnings (loss) before income tax         (885)             2,074             (47)          (702)            440

Income tax (expense) benefit                    363               (850)            (17)             -            (504)
-----------------------------------------------------------------------------------------------------------------------

=======================================================================================================================
Net earnings (loss)                       $    (522)         $   1,224        $    (65)       $  (702)        $   (64)
=======================================================================================================================

Carr-Gottstein Foods Co. and Subsidiaries

The following are condensed consolidating statements of operations:

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
Statement of Operations                Non-Guarantor         Guarantor        Parent
                                         Subsidiary         Subsidiaries     Company
39 Weeks Ended Sept. 29, 1996          CGF Properties       (Combined)         Only       Elimination      Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales                                     $       -           $ 56,650       $ 432,682      $ (27,064)      $ 462,268
Cost of merchandise sold, including
     warehousing and transportation
     expenses                                     -             40,733         320,387        (27,064)        334,056
-----------------------------------------------------------------------------------------------------------------------
     Gross profit                                 -             15,917         112,295              -         128,012

Operating and administrative
     (income) expenses                         (714)             9,298         100,961              -         109,545
-----------------------------------------------------------------------------------------------------------------------
Operating income                                714              6,619          11,334              -          18,667

Interest expense, net                        (3,393)                 -         (17,427)             -         (20,820)
Other income                                      -                  -              75              -              75
Equity in subsidiary earnings                     -                  -           2,324         (2,324)              -
-----------------------------------------------------------------------------------------------------------------------
     Earnings (loss) before income tax       (2,679)             6,619          (3,694)        (2,324)         (2,078)

Income tax (expense) benefit                  1,099             (2,715)          1,582              -             (34)
-----------------------------------------------------------------------------------------------------------------------

=======================================================================================================================
Net earnings (loss)                      $   (1,580)         $   3,904     $    (2,112)     $  (2,324)     $   (2,112)
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

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows                                     Non-Guarantor        Guarantor     Parent
                                                             Subsidiary         Subsidiaries   Company
39 Weeks Ended September 28, 1997                          CGF Properties       (Combined)      Only      Consolidated
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                    $      490         $   12     $   13,071      $   13,573
-----------------------------------------------------------------------------------------------------------------------

Investing activities
         Addition to property and equipment                           -            (12)        (3,080)         (3,092)
         Proceeds from sale of property and equipment                 -              -            588             588
         Additions to intangible assets                               -              -           (100)           (100)
-----------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities -                 (12)        (2,592)        (2,604)

Financing activities
         Payments on long-term debt                                (488)             -         (6,616)         (7,104)
         Short term borrowings (payments), net    -                   -         (5,000)        (5,000)
         Issuance of treasury stock                                   -              -            321             321
-----------------------------------------------------------------------------------------------------------------------
            Net cash used by financing activities                  (488)             -        (11,295)        (11,783)
-----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                  2              -           (816)           (814)

-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                     53            106          8,496           8,655
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                   $       55       $    106     $    7,680       $   7,841
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

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows                                    Non-Guarantor       Guarantor       Parent
                                                            Subsidiary       Subsidiaries      Company
39 Weeks Ended September 29, 1996                         CGF Properties      (Combined)        Only      Consolidated
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                  $       393           $   4       $  13,083     $    13,480
-----------------------------------------------------------------------------------------------------------------------

Investing activities
         Addition to property and equipment                           -             (4)        (3,212)         (3,216)
         Proceeds from sale of property and equipment                 -              -            232             232
-----------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities -                   -             (4)        (2,984)
-----------------------------------------------------------------------------------------------------------------------

Financing activities
         Payments on long-term debt                                (393)             -         (2,817)         (3,210)
         Short term borrowings, net                                   -              -         (5,900)         (5,900)
         Purchase of treasury stock                                   -              -             62              62
         Change in stock subscription receivable  -                   -                            44              44
-----------------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities                  (393)             -         (8,611)         (9,004)
-----------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                             -              -          1,492           1,492

-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                     55             83          2,679           2,817
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                   $       55       $     83      $   4,171        $  4,309
=======================================================================================================================

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

Results of Operations

13 Weeks Ended September 28, 1997 Compared to 13 Weeks Ended September 29, 1996

         Sales. Sales for the 13 weeks ended September 28, 1997 were $152.0 million compared to $158.5 million for the 13 weeks ended September 29, 1996. The 4.1% decrease was due primarily to decreases at the wholesale and freight divisions resulting from the closure of the YES Foods institutional food service business and the discontinuance of service to a Russian export business as well as generally softer comparable store sales at the retail division. Sales at the retail division were impacted by increased competitive activity and strong comparable sales in the prior year period. The decrease in sales for the third quarter of 1997 reflects a 2.1% decrease in comparable store sales at the retail division.

         Gross Profit. Gross profit for the 13 weeks ended September 28, 1997 was $43.4 million compared to $44.3 million for the 13 weeks ended September 29, 1996. The decrease in gross margin dollars is primarily attributable to the decrease in sales. As a percentage of sales, gross profit was 28.6% for the 13 weeks 1997 compared to 27.9% for the 13 weeks 1996. Gross profit as a percentage of sales for the 13 weeks 1997 increased primarily as the result of improved buying practices during the period coupled with improved margins at the wholesale division.

         Operating and Administrative Expenses. Operating and administrative expenses for the 13 weeks ended September 28, 1997 were $35.5 million compared to $37.1 million for the 13 weeks ended September 29, 1996. Operating and administrative expenses as a percentage of sales were 23.3% for the 13 weeks 1997 compared to 23.4% for the 13 weeks 1996.

         Operating Income. Operating income for the 13 weeks ended September 28, 1997 increased $0.8 million from $7.2 million in the third quarter of 1996 to $8.0 million in the third quarter of 1997. This increase in operating income was due primarily to the improvements in gross profit margin and the effective expense control in the quarter.

         Other Income and Expense. Net interest expense was $6.7 million for the 13 weeks ended September 28, 1997 compared to $6.8 million for the 13 weeks ended September 29, 1996. The decrease in interest expense was due primarily to lower average debt balances in the 1997 quarter.

         Income Taxes. Income tax expense for the 13 weeks ended September 28, 1997 was $0.7 million compared to $0.5 million for the 13 weeks ended September 29, 1996.

         Net Income. Net income for the 13 weeks ended September 28, was $0.3 million, or $0.04 per share, versus a net loss of $0.1 million, or $0.01 per share for the 13 weeks ended September 29, 1996.

39 Weeks Ended September 28, 1997 Compared to 39 Weeks Ended September 29, 1996

         Sales. Sales for the 39 weeks ended September 28, 1997 were $445.5 million compared to $462.3 million for the 39 weeks ended September 29, 1996. The decrease in sales for the 39 weeks of 1997 reflects a decrease of 1.8% in total retail comparable store sales. The decrease was due primarily to decreases at the wholesale and freight divisions resulting from the closure of the YES Foods institutional food service business and the discontinuance of service to a Russian export business as well as generally softer comparable store sales at the retail division. Sales at the retail division were impacted by increased competitive activity and strong comparable sales in the prior year period.

         Gross Profit. Gross profit for the 39 weeks ended September 28, 1997 was $128.1 million compared to $128.2 million for the 39 weeks ended September 29, 1996. As a percentage of sales, gross profit was 28.8% for the 39 weeks 1997 compared to 27.7% for the 39 weeks 1996. The improvement in the 1997 gross margin rate is partially attributable to improved buying practices and to improved gross margins at the wholesale division.

         Operating and Administrative Expenses. Operating and administrative expenses for the 39 weeks ended September 28, 1997 were $107.2 million compared to $109.5 million for the 39 weeks ended September 29, 1996. Operating and administrative expenses as a percentage of sales were 24.1% for the 39 weeks 1997 compared to 23.7% for the 39 weeks 1996. The decrease in operating expense dollars is due partially to the reduction in sales coupled with the effective expense control during the first nine months of 1997.

         Operating Income. Operating income for the 39 weeks ended September 28, 1997, before the non-recurring pre-tax restructuring charge of $8.9 million recognized in June 1997, increased $2.3 million from $18.7 million, or 4.0% of sales, in 1996 to $21.0 million, or 4.7% of sales in 1997. The improvement was due primarily to the improved gross profit margin rate and effective expense control. The non-recurring pre-tax charge was principally associated with the Company's decision to close its YES Foods institutional food service business and discontinue its wholesaling services to a Russian export business.

         Other Income and Expense. Net interest expense was $20.1 million for the 39 weeks ended September 28, 1997 compared to $20.8 million for the 39 weeks ended September 29, 1996. The decrease in interest expense is due to lower average debt balances during the first nine months of 1997.

         Income Taxes. The Company recognized an income tax benefit for the 39 weeks ended September 28, 1997 of $2.5 million compared to a $34,000 expense for the 39 weeks ended September 29, 1996.

         Net Loss. Net loss for the 39 weeks ended September 28, 1997 before the non-recurring pre-tax restructuring charge of $8.9 million was $0.5 million, or $0.06 per share, versus a net loss of $2.1 million, or $0.27 per share for the 39 weeks ended September 29, 1996. The net loss for the 39 weeks 1997 including the non-recurring charge was $5.8 million, or $0.73 per share.


Liquidity and Capital Resources

         The Company's primary sources of liquidity are cash flows from operations and its working capital revolving credit facility, which are considered to be adequate for anticipated cash needs. Primary uses are for capital expenditures, debt service, and lease payments.

         Net cash provided by operating activities was $13.6 million for the 39 weeks ended September 28, 1997 compared to net cash provided by operating activities of $13.5 million for the same period in 1996. The slight increase in the 39 weeks 1997 compared to 1996 was due primarily to smaller increases in inventories, receivables and larger increases in accrued expenses offset in part by the increased net loss for the period.

         Capital expenditures for the 39 weeks ended September 28, 1997 were $3.2 million. Capital expenditures are expected to range between $6.0 and $8.0 million for fiscal 1997. It is anticipated that the balance of 1997 capital expenditures will be funded out of cash provided by operations and borrowings under the working capital revolver.

         Net cash used by financing activities for the 39 weeks ended September 28, 1997 was $11.8 million. During this time period, the Company decreased its borrowings under its revolving line of credit by $5.0 million and made payments against its long-term debt in the amount of $7.1 million. The level of borrowings under the Company's revolving debt is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditures.

         At September 28, 1997 there was $2.0 million outstanding on the revolving debt. The Company had available unused credit of $33.0 million. Funds borrowed under the revolving credit portion of the Company's credit facility are restricted to working capital and general corporate purposes.


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

         (b) No reports were filed on Form 8-K during the quarter ended September 28, 1997.

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

                                      Date:  November 11, 1997



                                      By:  s/s Donald J. Anderson
                                           Donald J. Anderson
                                           Senior Vice-President and
                                           Chief Financial Officer

                                      Date:  November 11, 1997

                          CARR-GOTTSTEIN FOODS CO.

                               Exhibit Index

The following exhibits are attached as indicated:


Exhibit
Number Description of Exhibit

27.1     Financial Data Schedule