Form 10-K
period 1997-12-28
CARR GOTTSTEIN FOODS CO
filed 1998-03-27
CIK 871891

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended:   December 28, 1997

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


Title of each class: Common stock - par value $.01

Name of each exchange on which registered:      New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]


Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1998: $26,956,550

Number of Shares of Common Stock outstanding as of March 10, 1998: 8,190,796.


                   DOCUMENTS INCORPORATED BY REFERENCE
                    (To the Extent Indicated Herein)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                          CARR-GOTTSTEIN FOODS CO.
                    INDEX TO ANNUAL REPORT ON FORM 10-K
                 For the Fiscal Year Ended December 28, 1997



                               PART I

                                                                           Page

Item 1.       Business                                                       1
              .................................................................
Item 2.       Properties                                                     7
              .................................................................
Item 3.       Legal Proceedings                                              7
              .................................................................
Item 4.       Submission of Matters to a Vote of Security Holders            8
              .....................................................


                               PART II

Item 5.       Market for Registrant's Common Equity
                       and Related Stockholder Matte                          9
              ................................................................
Item 6.       Selected Financial Information and Other Data                  10
              ..........................................................
Item 7.       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations         11
              .............................................
Item 8.       Financial Statements and Supplementary Data                    14
              ............................................................
Item 9.       Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure                14
              ........................................................


                               PART III

Item 10.      Directors and Officers of the Registrant                       15
              .................................................................
Item 11.      Executive Compensation                                         16
              .................................................................
Item 12.      Security Ownership of Certain Beneficial
                       Owners and Management                                 16
              .................................................................
Item 13.      Certain Relationships and Related Transactions                 16
              ............................................................


                               PART IV


Item 14.      Exhibits, Financial Statement Schedules, Reports on Form 8-K   17
              ...................................

Item 1.           Business


         As used in this Annual Report on Form 10-K ("Form 10-K"), unless the context indicates otherwise, the terms "Company" and "CGF" refer to Carr-Gottstein Foods Co., a Delaware corporation. Unless otherwise indicated, as used in this Form 10-K (i) all references to square feet are to gross square feet, rather than net selling space; and (ii) all references to a year shall mean the fiscal year of the Company which commences in such year (for example, the fiscal year commencing December 30, 1996 and ending December 28, 1997 is referred herein as "1997").


The Company


         The Company is the leading food and drug retailer in Alaska, with 45 stores primarily located in Anchorage, as well as in Fairbanks, Juneau, Kenai and other Alaska communities. The Company operates a chain of 15 super-combination food, drug and general merchandise stores under the name Carrs Quality Centers (the "Carrs Stores"). The Company also operates nine smaller stores, four under the name Eagle Quality Centers and two under other trade names (collectively, the "Eagle Stores"), as well as three neighborhood food stores in smaller Alaska communities. The Company is also Alaska's highest-volume alcoholic beverage retailer through its chain of 16 wine and liquor stores operated under the name Oaken Keg Spirit Shops (the "Oaken Keg Stores"). The Company also operates five small tobacco stores which operate under the name The Great Alaska Tobacco Company (the "Tobacco Stores"). In addition, the Company's vertically integrated organization, which includes freight transportation operations and Alaska's only full-line food warehouse and distribution center, provides the Company's retail and wholesale operations important merchandising benefits, cost advantages and operating efficiencies generally not available to its competitors.


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

                  Quality Store Base. Over the past 30 years the Company has strategically located its stores in prime residential shopping areas intended to provide maximum accessibility and convenience to customers. Since 1991 the Company has invested in excess of $100 million to remodel and expand its existing store base and acquire or construct new stores. Due to the excellent condition of the current store base, the Company does not expect that significant capital improvements will be necessary in the foreseeable future.

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

         Innovative Specialty Departments. A hallmark of the Company's stores is the variety of innovative specialty departments. A number of Carrs Stores offer a combination of specialty service meat departments, 59-minute photo developing, "Orient Express" Chinese and other specialty food take-out counters, service seafood departments, sushi counters, candy departments, fresh fruit and juice bars, bagel bars, fresh pasta departments, espresso and ice cream stands, and full-service Bank of America branches. All Carrs Stores also include full-service pharmacies, floral departments and service delicatessens. All Carrs Stores and most Eagle Stores include natural food departments, soup and salad bars, in-store bakeries and video rental departments. In the Anchorage area, the Company also offers catering services for large and small events. In addition, the Company is the exclusive ticketing agent for most major Alaska cultural and sporting events, selling tickets through its Carrs TixTM outlets in all but two Carrs Stores and at certain event locations.

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

         Eagle Stores and Other Stores. Eagle Stores are designed to serve the smaller and more rural communities in which they operate by offering a full range of food items, a variety of non-food and drugstore items and general merchandise products with a selection of the Company's higher margin specialty departments. The Eagle Stores range from approximately 16,300 total square feet to approximately 43,900 total square feet and average approximately 25,600 total square feet. The Company operates Eagle Stores in Homer, Seward, Valdez, Unalaska/Dutch Harbor, Nome and Kotzebue. In addition, the Company operates three smaller neighborhood stores in Big Lake, Seldovia and Girdwood which average approximately 10,000 square feet.

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

         Tobacco Stores. Tobacco Stores were designed to offer the consumer a customer friendly environment, in a tightly controlled area, in which to purchase a full range of tobacco items including a broad selection of cigars and miscellaneous accessories. The five Tobacco Stores range in size from 525 total square feet to approximately 1,000 total square feet.

         Store Expansions, Remodels and Additions. From 1990 through 1995 and continuing in 1997, the Company pursued a program of store expansions and remodels, as well as store additions through either construction or acquisition. Remodels involve the addition of specialty departments and cosmetic renovations. Expansions involve the same type of work as remodels, but include the addition of square footage. Management believes that the addition or expansion of specialty departments and services into the Company's stores, combined with the upgrading and enlargement of core product departments, has led to increased customer traffic and sales volume and improved store operating performance. In addition, management believes that providing a broad range of products and services strengthens the competitive position of its Carrs Stores and Eagle Stores as destination stores in each of their markets.

         In mid 1997, the Company acquired a store in Girdwood, Alaska from an independent operator and converted this store into its Eagle format. In 1995, the Company opened a new 70,000 square foot Carrs Store in Juneau. The Company completed one major remodel at its Carrs locations during fiscal 1997 and substantially completed two other major remodels which were finalized in early 1998. During the first quarter 1998, the Company entered into an agreement to purchase certain real estate and personal property in Fairbanks and the North Pole contingent upon certain conditions. As part of the agreement, the Company will lease a 58,000 square foot store in North Pole. The Company will continue to search for opportunities to grow its Eagle Stores either through acquisition or new construction.

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

         Freight Operations. The Company operates its own 105,000 square foot warehouse and cross-dock facility in Tacoma, Washington, which serves as a collection point for substantially all of the inventory purchased by the Company in the lower 48 states. At the Tacoma facility, inventory is received, sorted and logged into the Company's computerized inventory management system. The Company operates 18 tractors and 537 trailers. This fleet, in addition to trailers leased as needed on a short-term basis, handles all transportation from the Company's Tacoma facility to ocean ports, from the Anchorage port to the Company's warehouse, and most of the transportation from the Company's warehouse to the Company's retail stores and third-party customers.

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

         During the first quarter of 1996, the Company completed the process of replacing its 4381 IBM mainframe computer with the installation of its new purchasing and financial system ("Project Fusion") that was designed to improve operating efficiencies and help streamline the Company's administrative operations. Project Fusion has allowed the Company to support modern database tools and client/server technology. The Company believes that this new flexible systems environment has enabled it to respond more rapidly to business opportunities and competitive situations as a result of better utilization of management information data.

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

         Given the wide assortment of products its stores offer, the Company competes with various types of retailers, including independent and national supermarket operators, retail drug chains, national general merchandisers and discount retailers and membership wholesale clubs. The Company's principal competitors in the supermarket business include Safeway, Fred Meyer, Alaska Commercial, a number of independent supermarket operators, and four military commissaries. The Company's primary competitors for general merchandise are Fred Meyer, Kmart and Wal-Mart, and Costco and Sam's Club membership warehouse stores. The pace of new store openings and store expansions has slowed considerably since April 1994 and, to the Company's knowledge, other than a few competitive remodels in progress during early 1998, no other new competitive openings are scheduled or have been announced. There can be no assurance that other competitors will not either expand or begin operations in Alaska.

Year 2000 Issue

         The year 2000 issues stems from the fact that many computer programs were written using two, rather than four, digits to identify the applicable year. As a result, computer programs with time-sensitive software may recognize a two-digit code for any year in the next century as related to this century. For example, "00" entered in a date-filed for the year 2000, may be interpreted as the year 1900, resulting in system failures or miscalculations and disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities.

         In order to improve operating efficiencies and to help streamline the Company's administrative operations, the Company installed its new purchasing and financial system, Project Fusion, in 1996. An ancillary benefit of Project Fusion is that the majority of the resulting systems are Year 2000 compliant. Based upon a recent assessment, the Company has determined that the incremental cost of ensuring that its remaining computer systems are Year 2000 compliant is not expected to have a material adverse effect on the Company. The Company has completed a preliminary assessment of each of its operations and their Year 2000 readiness, believes that appropriate actions are being taken, and expects to complete its overall Year 2000 remediation prior to any anticipated impact on its operations. The Company believes that, with modifications to existing software and conversions to new systems, the Year 2000 issue will not pose significant operational problems for its computer systems and that costs associated with Year 2000 remediation will not be material. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of this Company. The potential impact of the Year 2000 issue on significant customers, vendors and suppliers has not yet been assessed and cannot be reasonably estimated at this time. Further, while the Company has initiated formal communications with a number of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues, and will initiate similar communication with the balance of its major suppliers in 1998, there is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

Alaska Economy

         Historically, Alaska had been one of the more rapidly growing states in the United States in terms of both population and employment, although employment growth has slowed recently. The Alaska Department of Labor had projected growth in Alaska's population from approximately 553,000 in 1990 to approximately 671,000 in 2000, a compound annual growth rate of approximately 2.0% compared to the estimated national population growth rate of approximately 1.0% for that period. Employment in Alaska, which grew 0.4% in 1997, is projected to remain fairly flat over the next few years. Alaska's residents are not subject to any state sales or income taxes and receive annual distributions from the state of Alaska Permanent Fund, a fund of approximately $20 billion that is supported by royalties from oil production. The distribution totaled $643 million ($1,296 per eligible resident) in Alaska's fiscal year ended June 30, 1997.

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

Employees

         As of March 1, 1997, the Company employed a total of approximately 3,000 people, approximately 2,300 of whom are covered by collective bargaining agreements. Certain employees engaged in the Company's warehouse operations are represented by the Teamsters Union, grocery store and administrative employees are represented by the United Food and Commercial Workers Union ("UFCW"), and pharmacists are represented by the Alaska State District Council of Laborers. The Company has not experienced a labor strike since 1971 and believes its relations with its employees to be satisfactory.

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

Item 2.           Properties

         The Company owns eight neighborhood shopping centers. Five centers are located within the Anchorage area, and each is anchored by a Carrs Store. The other centers are located in Homer, Valdez and Unalaska/Dutch Harbor and are anchored by Eagle Stores. These eight centers include an aggregate of approximately 491,000 square feet of retail space, approximately 347,000 square feet of which is occupied by the Company's grocery and liquor stores and approximately 144,000 square feet of which is leased to retail tenants.

         In addition to its shopping centers, the Company owns six stand-alone supermarkets, one each in Anchorage, Fairbanks, Juneau, Seward, Nome and Girdwood. The Anchorage, Fairbanks and Juneau facilities include adjacent Oaken Keg Stores. The Company owns a supermarket in Ketchikan, Alaska, which is part of a shopping center owned by an unaffiliated party. The Company owns its warehouse and  distribution  center in Anchorage  (approximately  233,000 square feet), its cross-dock and warehouse facility in Tacoma, Washington (approximately 105,000 square feet with associated truck yard), an office building in Anchorage (approximately 9,300 square feet), and one stand-alone Oaken Keg Store in Fairbanks. The Company owns a small village store located in Seldovia, Alaska.

         During the first quarter 1998, the Company entered into a definitive sales agreement whereby it will sell approximately 18 acres of property in Tacoma, Washington, the location of its current cross-dock and warehouse facility. As part of the agreement, a new and improved replacement cross-dock and warehouse facility will be constructed and leased back to the Company. The lease term will be for 15 years and will include three successive renewal options at the end of the initial term.

         The Company leases five Carrs Stores, six Oaken Keg Stores and its two headquarters buildings from general partnerships controlled by the former owners of the Predecessor. The Company leases one Carrs Store, two Oaken Keg Stores and two neighborhood stores from unaffiliated landlords.

         The remaining terms for all leased Carrs Stores locations, except one, exceed 20 years, including renewal options. The lease term of one Carrs location in Anchorage expired in 1996, and negotiations are underway to extend that term. The lease term of one Oaken Keg location exceeds twenty years, and one expires in 2015. The lease term of one Oaken Keg expires in each of 2001, 2000, 1999 and 1998. Two Oaken Keg Stores are currently on month-to-month lease terms while new long-term leases are being negotiated. The lease for the Kotzebue Eagle Store expires in 1999, and the Company has four two-year options to extend the lease terms. The Company's lease for its neighborhood store in Big Lake expires in 1998.

         Most of the properties owned in fee by the Company are collateral for approximately $41.9 million principal amount of first mortgage financing that matures in June 2001. Certain of the Company's leased properties are collateral for the Company's $116.8 million bank facility.

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

         A subsidiary of the Company, AOL Express ("AOL"), operates a warehouse and cross-dock facility near the Port of Tacoma, Washington. In 1981, the United States Environmental Protection Agency ("EPA") designated the bottom of Commencement (Tacoma) Bay (the "Bay") as a site to be cleaned up under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In 1989, the EPA named as potentially responsible parties ("PRPs") over 130 parties, including AOL, that own property located along the Bay or on storm sewer systems that discharge into the Bay. The agency divided the Bay into several areas and intends to negotiate cleanup responsibilities separately with those PRPs in each area. The cleanup costs for the area to which AOL has been assigned have been estimated preliminarily to range from $18.0 million to $30.0 million. The EPA announced that it has named too many PRPs to discuss dismissal or settlement with any single party. The Company therefore joined with approximately 40 other PRPs who claim to have contributed little or nothing toward the contamination of the Bay (the "Minor PRPs Group"). The Minor PRP Group is currently working with a group of large, industrial PRPs to create a privately mediated allocation of liability. No assurance can be given that a private allocation of liability will be agreed upon or, if agreed upon, that it will be acceptable to the Company. The Company has commissioned environmental investigations of its Tacoma facility site and operations, and, based on these investigations, management believes that the Company is not responsible for the contamination that is the subject of these proceedings. Accordingly, the Company has made no accrual for liability in connection with this action. It will continue to seek its dismissal from the action, directly, through the Minor PRP Group, and through the allocation mediation. While there can be no assurance that the Company will be dismissed from these proceedings and an estimate of the portion (if any) of the cost allocable to the Company is uncertain, based on the Company's findings to date, the Company believes that any costs or liability resulting from this action will not have a material adverse impact on the financial condition, results of operations or business of the Company.


Item 4.           Submissions of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 28, 1997.

                               PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholders Matters.


         The Company's Common Stock is traded on the New York Stock Exchange under the symbol CGF. The quarterly high and low closing sale prices for the Common Stock as reported on the New York Stock Exchange during 1995, 1996 and 1997 are as follows:


1995                                                                                    High               Low
           First quarter.........................                                     $ 6.75              $ 5.88
           Second quarter........................                                     $ 5.88              $ 5.75
           Third quarter.........................                                     $ 6.88              $ 6.00
           Fourth quarter........................                                     $ 8.50              $ 5.13
1996
           First quarter.........................                                     $ 5.63              $ 4.50
           Second quarter........................                                     $ 5.13              $ 4.13
           Third quarter.........................                                     $ 4.38              $ 3.63
           Fourth quarter........................                                     $ 4.13              $ 3.38
1997
           First quarter.........................                                     $ 5.88              $ 3.63
           Second quarter........................                                     $ 5.38              $ 4.75
           Third quarter.........................                                     $ 5.44              $ 4.75
           Fourth quarter........................                                     $ 5.31              $ 4.75
1998
           First quarter  (through March 10, 1998)                                    $ 5.75              $ 4.81

         As of March 10, 1998, the number of stockholders of record of the Company's Common Stock was 221.

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

Item 6.           Selected Financial Information and Other Data.
(Amounts in Thousands, except for per share      Fiscal year     Fiscal year     Fiscal year     Fiscal year    Fiscal year
and store information)                              1997            1996            1995            1994            1993
---------------------------------------------- ---------------- -------------- ---------------- -------------- ---------------

Operating Results:
Sales                                            $  589,274       $  612,576      $  601,322     $  577,063      $  555,266

Cost of merchandise sold, including
warehousing and transportation expenses (1)         418,639          442,996         431,230        417,183         396,080

Gross profit                                        170,635          169,580         170,092        159,880         159,186

Operating and administrative expenses (1,4,6)       151,105          144,525         141,884        130,255         131,313

Operating income (4,6)                               19,530           25,055          28,208         29,625          27,873

Interest expense, net                                26,711           27,923          16,079         12,210          19,327
Income (loss) before extraordinary item and
cumulative effect of change
in accounting for income taxes                      (5,605)          (2,810)       (3) 4,650         9,211       (2)  4,244
Net income (loss)                                   (5,605)          (2,810)           3,744          9,211         (14,581)
                                                 =============== ============== =============== ============== ===============

Other Data:
Depreciation and amortization                     $  16,536        $  17,702       $  17,626      $  15,690       $  18,294
Compensation expense stock options (4)                    -                -           1,518              -               -
Non-recurring charge (6)                              8,949                -               -              -               -
Cash interest                                        25,366           26,484          15,558         12,143          18,680

Basic Income (Loss) Per Share:
   Before extraordinary items                      $  (0.71)       $  (0.36)         $  0.32        $  0.55         $  0.30
   Net income (loss)                                  (0.71)          (0.36)            0.26           0.55           (1.03)
   Weighted average shares outstanding                7,921            7,814      (5) 14,457         16,763          14,139

Diluted Income (Loss) Per Share: (7)
   Before extraordinary items                     $  (0.71)        $  (0.36)         $  0.31        $  0.53         $  0.29
   Net income (loss)                                 (0.71)           (0.36)            0.25           0.53           (1.01)
   Weighted average shares outstanding                7,921            7,814          15,112         17,233          14,435

Financial Position:
Total assets                                     $  315,466       $  330,844      $  336,620     $  326,369      $  308,912

Long-term debt, excluding current maturities        215,421          227,640         234,740        136,339         137,456

Stockholders' equity                                 24,314           29,598          32,302        112,636         113,366

Capital expenditures                                  7,010            4,390          16,660         26,473          27,949

Other Year End Statistics:
   Number of stores                                      45               42              39             36              33
   Number of employees                                3,040            3,243           3,568          3,597           3,525


(1) Reclassifications have been made to fiscal years 1993 through 1995. During these years, warehousing, transportation and the related occupancy costs were originally reported as operating and administrative expenses. For the current presentation, these expenses have been classified as cost of sales.
(2) In fiscal year 1993 extraordinary item consisted of a $21,100 ($1.49 per share) charge resulting from early retirement of debt.
(3) In fiscal year 1995, extraordinary item consisted of a $906 ($0.06 per share) charge resulting from early retirement of debt.
(4) In 1995, the Company recognized a one time pre-tax charge of $1.5 million for non-cash expenses associated with the restructuring of a management stock option incentive plan.
(5) On November 15, 1995 the Company repurchased and retired 7,500 shares of common stock. This repurchase reduced the weighted average shares for fiscal year 1995 by approximately 800 shares.
(6) In 1997, the Company recognized a non-recurring charge of $8.9 million for expenses principally associated with its decision to close its YES foods institutional food service business and discontinue wholesaling services to a Russian export business.
(7) Diluted earnings per share data for fiscal years 1993 through 1996 have been restated to conform with Statement of Financial Accounting Standard No. 128, Earnings Per Share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
           of Operations.

         In recent years, Alaska, primarily the greater Anchorage area, has attracted an increased presence of existing and new competitors, including supermarkets, general merchandisers, discount retailers and warehouse membership club stores. The Company has addressed the competition by remerchandising certain general merchandise categories and by continuing its aggressive capital expenditure program to remodel existing stores and establish additional stores in new regions of Alaska. From 1992 through 1997, 11 of the 15 Carrs Stores have been remodeled or expanded, and two new Carrs Stores and four new Eagle Stores have been added.

The table below sets forth certain income statement components as a percentage of sales.

                                                                                  Fiscal Year
                                                                   ------------------------------------------
                                                                         1997            1996       1995
                                                                         ----      -     ----  -    ----
      Sales..............................................                100.0%         100.0%      100.0%

      Cost of merchandise sold, including warehousing
            and transportation expenses...............................    71.0                       71.7
                                                                                         72.3
      Gross profit....................................................    29.0           27.7        28.3

      Operating and administrative expenses...........................    25.7           23.6        23.6
                                                                          ----           ----        ----
      Operating income................................................     3.3            4.1         4.7
                                                                           ===            ===         ===

Results of Operations

         Fiscal 1997 Compared to Fiscal 1996

         Sales. Sales for fiscal 1997 were $589.3 million compared to $612.6 million for fiscal 1996. The 3.8% decrease was due primarily to the Company's decision to close its YES Foods institutional food service business and discontinue its wholesaling services to a Russian export business as well as generally softer comparable store sales at the retail division during the first half of 1997. The decrease in sales for 1997 reflects a 1.4% decrease in total retail comparable store sales. Sales at the retail division were impacted by increased competitive activity and less promotional spending by the Company.

         Gross Profit. Gross profit for fiscal 1997 was $170.6 million compared to $169.6 million for fiscal 1996. The increase in gross margin dollars is primarily attributable to improved buying practices, reductions in promotional spending as well as improved gross margins achieved at the wholesale and freight divisions. As a percentage of sales, gross profit was 29.0% for fiscal 1997 as compared to 27.7% for fiscal 1996. Gross profit as a percentage of sales for fiscal 1997 increased as a result of improved buying practices, reductions in promotional spending during 1997 and the closure of YES Foods which operated at lower gross margin rates.

         Operating and Administrative Expenses. Operating expenses for fiscal 1997, before a one time pre-tax non-recurring charge of $8.9 million for expenses principally associated with the Company's decision to close its YES Foods institutional food service business and discontinue its wholesaling services to a Russian export business, were $142.2 million compared to $144.5 million for fiscal 1996. Excluding the non-recurring charge, operating expenses as a percentage of sales were 24.1% for fiscal 1997 and 23.6% for fiscal 1996. Including the non-recurring charge, operating expenses were 151.1 million, or 25.7% of sales.

         Operating Income. Operating income for fiscal 1997, before the non-recurring pre-tax charge of $8.9 million recognized in June 1997, increased $3.4 million from $25.1 million, or 4.1% of sales, in 1996 to $28.5 million, or 4.8% of sales, in 1997. The increase was due primarily to the improved gross margin rate and dollars during 1997.

         Other Income and Expense. Net interest expense was $26.7 million for fiscal 1997 compared to $27.9 million for fiscal 1996. The decrease in interest expense reflects the lower average debt balances during 1997. See "Liquidity and Capital Resources."

         Income Taxes. The Company recognized an income tax benefit for fiscal 1997 of $1.9 million compared to an expense of $30,000 for fiscal 1996.

         Net Loss.  Net loss was $5.6  million,  or $0.71 per share,  for fiscal
1997 compared to a net loss of $2.8 million, or $0.36 per share, for fiscal 1996. The net loss for fiscal 1997 reflects a $8.9 million pre-tax non-recurring charge ($5.3 million, or $0.67 per share on an after-tax basis) for expenses principally associated with the Company's decision to close its YES Foods institutional food service business and discontinue its wholesaling services to a Russian export business.

         Fiscal 1996 Compared to Fiscal 1995

         Sales. Sales for fiscal 1996 were $612.6 million compared to $601.3 million for fiscal 1995. The 1.9% increase was due primarily to increases in Eagle Stores sales as well as sales improvements from the wholesale and freight divisions. The increase in sales for 1996 reflects a 0.5% increase in total retail comparable store sales.

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

         Net cash provided by operating activities was $22.2 million for fiscal 1997 compared to $22.2 million for fiscal 1996 and $17.1 million for fiscal 1995. The fiscal 1996 increase compared to fiscal 1995 was due primarily to the one-time charge in 1995 for expenses associated with a sale/leaseback transaction that the Company elected not to pursue. The balance of the changes is due to higher inventory balances offset by increases in accrued payables and expenses.

         The Company spent an aggregate of $7.0 million, $4.4 million and $16.7 million on capital expenditures during fiscal 1997, 1996 and 1995, respectively. During fiscal 1997 the Company completed one major remodel and substantially completed the remodels at two additional Carrs locations and added two Great Alaska Tobacco Company stores. Management anticipates that capital expenditures for fiscal 1998 will be approximately $7.0 to $12.0 million.

         The table below summarizes year-end historical remodels, expansions and new store information, as well as added selling square footage resulting from expansions and new stores, for the period from 1990 through December 1997. Due to the Company's substantial investment in the store base since 1990, the Company does not expect that significant capital improvements will be necessary in the foreseeable future.

                    Number of stores                               Total selling
               Remodels        Expansions        New stores       square feet added       Total selling square feet
          -------------      --------------      ----------       ------------------      -------------------------
Year       Carrs    Eagle     Carrs    Eagle  Carrs    Eagle       Carrs        Eagle         Carrs          Eagle

1990         3        1        --       --     --       --             --          --         407,446        62,572
1991         7       --        --        1     --       --             --       5,240         407,446        62,572
1992        --       --         2       --     --       --         38,581          --         446,027        62,572
1993         5        2         2       --      1       --         50,450          --         496,477        62,572
1994         3       --         2       --     --        3          5,320      67,184         501,797       129,756
1995        --       --         1       --      1       --         43,976          --         543,725       129,756
1996        --       --        --       --     --       --             --          --         543,725       129,756
1997         3       --        --       --     --        1            520       2,255         544,245       132,011

         Net cash used by financing activities was $14.0 million for fiscal 1997. The cash used was principally for scheduled debt amortization payments and payments against the Company's working capital revolver. The level of borrowings under the Company's revolving debt is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements.

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

         At December 28, 1997 there were no borrowings on the Company's revolving credit facility. The Company had available unused credit of $35.0 million. Funds borrowed under the revolving credit portion of the New Credit Facility are restricted to working capital and general corporate purposes.

         Inflation. As is typical of the supermarket industry, the Company has adjusted its retail prices in response to inflationary trends. Competitive conditions may from time to time limit the Company's ability to increase its prices as a result of inflation.

         New Accounting Pronouncements. In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." This new standard simplifies the earnings per share (EPS) calculation and makes the U.S. standard for computing EPS more consistent with international accounting standards. The Company adopted SFAS 128 at year-end 1997. EPS for prior years has been restated where necessary to comply with SFAS 128.

         Under SFAS 128, primary EPS was replaced with a simpler calculation called basic EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average common shares outstanding. Previously, primary EPS was based on the weighted average of both outstanding and issuable shares assuming all dilutive options had been exercised. Under SFAS 128, fully diluted EPS has not changed significantly, but has been renamed diluted EPS. Diluted EPS includes the effect of all potentially dilutive securities, such as options. The Company's basic and diluted EPS are materially the same.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those due to owner investments and distributions. It includes items such as foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. This standard does not changes the display or components of present-day net income. The Company will present the required disclosures in its financial statements beginning in the 1998 first quarter. This statement is not expected to have a material impact on the Company.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This new standard requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and how it measures segment performance. SFAS 131 requires companies to disclose a measure of segment profit or loss
(operating income, for example), segment assets, and reconciliations to consolidated totals. It also requires entity-wide disclosures about a company's products and services, its major customers and the material countries in which it holds assets and reports revenues. The Company will adopt SFAS 131 in its 1998 year-end financial statements. This statement is not expected to have a significant effect on the Company's financial statements.

         In February 1998, the FASB issued SFAS No 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 standardizes the disclosure requirements for pensions and postretirement benefits where practical. It also eliminates certain disclosures and requires additional information on changes in benefit obligations and fair values of plan assets. The Company will adopt SFAS 132 in its 1998 year-end financial statements. This statement is not expected to have a significant effect on the Company's pension plan disclosures.


Item 8.  ........Financial Statements and Supplementary Data.

         ........See the Index to Consolidated Financial Statements at page F-1.



Item 9.  .........Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         .........None.

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


Item 10. .........Directors and Executive Officers of the Registrant

         John J. Cairns, 70, is the current Chairman of the Board of CGF. He joined Carr-Gottstein Inc., CGF's predecessor, in 1981 and served as General Manager, Executive Vice President, Chief Operating Officer, Secretary, and a director until the sale of its operating assets to CGF in 1990. From 1990 until 1993, Mr. Cairns served as President of CGF and served as Chairman of the Board of Directors of CGF. In 1993, he was made Chief Executive Officer upon the creation of that position. In September 1994, Mr. Cairns retired from his position as Chief Executive Officer. Mr. Cairns continues to serve as Chairman and is employed by the Company on a part-time basis to assist the Chief Executive Officer on special projects and matters of strategic planning. Prior to joining CGF's predecessor, Mr. Cairns held various operating, administrative, and executive positions with the Great Atlantic and Pacific Tea Company from 1943 to 1978 and served as Vice President-Corporate Development and a director of Smith Management Corporation, a regional retail food operator in Salt Lake City, from 1978 to 1981.

         Lawrence H. Hayward, 43, is President and Chief Executive Officer of CGF. He joined the Company in March 1995 as its Senior Vice President and Chief Operating Officer and was promoted to President and Chief Executive Officer in August 1996. From 1981 until 1990, Mr. Hayward served in various corporate positions at American Stores Company headquartered in Salt Lake City, Utah. From 1990 to 1995, Mr. Hayward was employed by Buttrey Food and Drug Co. as Vice President for Distribution/Transportation, Vice President for Support Services and then Vice President of Store Operations. Mr. Hayward currently serves on the Board of Directors of Western Association of Food Chains, Inc.

         Donald J. Anderson, 37, is Senior Vice President, Chief Financial Officer and Secretary of CGF. He joined the Company in his present position in April 1995. Mr. Anderson has 20 years of experience in the grocery industry. From 1977 to 1994, he served in various positions with Buttrey Food and Drug Co., including Director of Financial Reporting, Corporate Controller, and Vice President. In 1994, Mr. Anderson returned to American Stores Corporate where he was Program Manager for the financial portion of a multi-million dollar re-engineering program.

         Jeff L. Philipps, 42, is Senior Vice President Retail Division of CGF. He joined the Company in his present position in February 1997. Mr. Philipps has more than 20 years of experience in the retail food business. Prior to joining CGF Mr. Philipps served as the Director of Business Development for the National Procurement Organization at American Stores Company headquartered in Salt Lake City, Utah.

         Leonard I. Green, 64, has served as a director of the Company since 1990. Since 1989, he has been, individually or through a corporation, a partner of LGA, a merchant banking firm that is the general partner of GEI. Since 1994, Mr. Green has also been an executive officer and equity owner of Leonard Green & Partners, L.P. ("LGP"), a second merchant banking firm that manages another investment fund. Before forming LGA in 1989, Mr. Green had been a partner of the merchant banking firm of Gibbons, Green, van Amerongen for more than five years. Mr. Green is also a director of Rite-Aid Corporation, Communications & Power Industries, Inc., and Hechinger Company.

         Jonathan D. Sokoloff, 40, has been a director of the Company since 1990. He joined LGA as a partner in 1990. Mr. Sokoloff has also been an executive officer and equity owner of LGP since its formation in 1994. Mr. Sokoloff was previously a managing director in corporate finance at Drexel Burnham Lambert Incorporated. Mr. Sokoloff is also a director of TwinLab Corporation, Gart Sports Company and Hechinger Company.

         Gregory J. Annick, 34, has been a director of the Company since 1990. He joined LGA as an associate in 1989, became a principal in 1993, and through a corporation became a partner in 1994. Since 1994, Mr. Annick has also been an executive officer and equity owner of LGP. From 1988 to 1989, he was an associate with the merchant banking firm of Gibbons, Green, van Amerongen. Before that time, Mr. Annick was a financial analyst in mergers and acquisitions with Goldman, Sachs & Co. Mr. Annick is also a director of Communications & Power Industries, Incs., Leslie's Poolmart, Inc., Hechinger Company and Liberty Group Publishing, Inc.

         E. Dean Werries, 68, became a director of CGF in 1994. From 1989 to 1994, Mr. Werries served as Chairman of the Board of Fleming Companies, Inc. He joined Fleming in 1955 and held various positions within that company through 1988, when he was appointed President and Chief Executive Officer. In 1994, Mr. Werries retired as Chairman. He currently serves as Chairman of the Board of Sonic Corp.

         Donald E. Gallegos, 63, became a director of CGF in 1994. He is the retired President of King Soopers, a retail grocery chain owned by Kroger, Inc. On April 1, 1997, after serving seven years as President, Mr. Gallegos retired from that position and became Chairman of the Executive Committee. Mr. Gallegos held various positions with King Soopers prior to being appointed Senior Vice President of King Soopers in 1982 and then President in 1990.

         To the best of CGF's knowledge, based solely upon review of the copies of such reports furnished to CGF and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten-percent shareholders were complied with during the fiscal year ended December 28, 1997.


Item 11. .........Executive Compensation

         The information required by this Item is included under the captions "Executive Compensation" in the Proxy Statement.


Item 12. ........Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is included under the caption "Ownership of Voting Securities By Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13. .....Certain Relationships and Related Transactions

         The information required by this Item is included under the caption "Certain Transactions" in the Proxy Statement.



Item 14. .....Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a) 1 Financial Statements - See Index to Consolidated Financial Statements at page F-.1

       (a) 2  Financial Statement Schedule - none

       (a) 3  Exhibits - See Index to Exhibits immediately following page F-27.

      (b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 28, 1997.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 1998.

                                    CARR-GOTTSTEIN FOODS CO.



                                    By: /S/  Lawrence H. Hayward
                                        --------------------------
                                        Lawrence H. Hayward, President and
                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 1997.

PRINCIPAL EXECUTIVE OFFICERS                         DIRECTORS


                                                   /S/  Leonard I. Green
/S/  Lawrence H. Hayward                          -----------------------
--------------------------                         Leonard I. Green
Lawrence H. Hayward, President and Chief
Executive Officer; Director
                                                    /S/  Jonathan Sokoloff
                                                    ------------------------
                                                    Jonathan Sokoloff
PRINCIPAL FINANCIAL OFFICER
and ACCOUNTING OFFICER
                                                    /S/  Gregory Annick
                                                    ------------------------
/S/ Donald J. Anderson                              Gregory Annick
--------------------------
Donald J. Anderson, Chief Financial Officer
and Accounting Officer                              /S/  John J. Cairns
                                                    ------------------------
                                                    John J. Cairns


                                                    /S/  Lawrence H. Hayward
                                                    --------------------------
                                                    Lawrence H. Hayward


                                                    /S/  E. Dean Werries
                                                    --------------------------
                                                    E. Dean Werries


                                                    /S/  Donald Gallegos
                                                    --------------------------
                                                    Donald Gallegos

-------------------------------------------------------------------------------
CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES
-------------------------------------------------------------------------------

Index to Consolidated Financial Statements
-------------------------------------------------------------------------------

                                                                          Page

Independent Auditors' Report                                               F-2
 ...............................................................................

Consolidated Statements of Operations for the years ended December 28, 1997,
     December 29, 1996 and December 31, 1995                               F-3
 ...............................................................................

Consolidated Balance Sheets as of December 28, 1997 and December 29, 1996  F-4
 ...............................................................................

Consolidated Statements of Stockholders' Equity for the years ended
     December 28, 1997, December 29, 1996, December 31, 1995.............  F-5

Consolidated Statements of Cash Flows for the years ended December 28,
1997, December 29, 1996, and December 31, 1995                             F-6
 ...............................................................................

Notes to Consolidated Financial Statements                                 F-7
 ..............................................................................

-------------------------------------------------------------------------------
Independent Auditors' Report
-------------------------------------------------------------------------------




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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carr-Gottstein Foods Co. and subsidiaries as of December 28, 1997 and December 29, 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 1997 in conformity with generally accepted accounting principles.




KPMG Peat Marwick LLP



Anchorage, Alaska
February 12, 1998

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

  Consolidated Statements of Operations

                                                                                       Years ended
-----------------------------------------------------------------------------------------------------------------------
                                                                  December 28, 1997     December 29,      December 31,
Amounts In Thousands (except per share data)                                                1996             1995
----------------------------------------------------------------- ------------------ ----------------- -----------------
Sales                                                                  $  589,274        $  612,576         $  601,322
Cost of merchandise sold, including warehousing
     and transportation expenses                                          418,639           442,996            431,230
----------------------------------------------------------------- ----------------- ------------------ -----------------
         Gross profit                                                     170,635           169,580            170,092

Operating and administrative expenses                                     142,156           144,525            140,366
Compensation expense for stock options                                          -                 -              1,518
Non-recurring charge                                                        8,949                 -                  -
----------------------------------------------------------------- ----------------- ------------------ -------------------
         Operating income                                                  19,530            25,055             28,208

Other income (expense):
         Interest expense, net                                            (26,711)          (27,923)           (16,079)
         Other income (expense)                                              (373)               88                (23)
         Non-recurring costs related to sale-leaseback                          -                 -             (2,249)
----------------------------------------------------------------- ----------------- ------------------ -------------------
         Income (loss) before income tax expense,
            and extraordinary item                                         (7,554)           (2,780)             9,857

Income tax benefit (expense)                                                1,949               (30)            (5,207)
----------------------------------------------------------------- ----------------- ------------------ -------------------
         Income (loss) before extraordinary item                           (5,605)           (2,810)             4,650

Extraordinary item - loss on early retirement of debt,
   net of income tax benefit                                                    -                 -               (906)
----------------------------------------------------------------- ----------------- ------------------ -------------------

         Net income (loss)                                             $   (5,605)      $    (2,810)        $    3,744
================================================================= ================= ================== ===================

Basic income (loss) per common share:
         Income (loss) before extraordinary item                   $        (0.71)    $       (0.36)        $      0.32
         Extraordinary item                                                    -                  -               (0.06)
----------------------------------------------------------------- ----------------- ------------------ -------------------
         Net income (loss) per share                                $       (0.71)     $      (0.36)        $      0.26
================================================================= ================= ================== ===================

Diluted income (loss) per common share:
         Income (loss) before extraordinary item                     $      (0.71)     $      (0.36)        $      0.31
         Extraordinary item                                                    -                  -               (0.06)
----------------------------------------------------------------- ----------------- ------------------ -------------------

         Net income (loss) per share                                 $      (0.71)     $      (0.36)        $      0.25
================================================================= ================= ================== ===================

Weighted average common shares outstanding - basic                          7,921             7,814              14,457

Weighted average common shares outstanding - diluted                        7,921             7,814              15,112
================================================================= ================= ================== ===================

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

                                                                                       December 28,       December 29,
Amounts in Thousands                                                                       1997               1996
-----------------------------------------------------------------------------------------------------------------------

                                      Assets
Current assets:
         Cash and cash equivalents                                                     $     11,081       $     8,655
         Accounts receivable, net                                                            11,513            16,650
         Income taxes receivable                                                                949                 -
         Inventories                                                                         51,471            54,232
         Deferred taxes                                                                       2,690             1,918
         Prepaid expenses and other current assets                                            2,380             2,809
----------------------------------------------------------------------------------- ----------------- ------------------
               Total current assets                                                          80,084            84,264

Property, plant and equipment, at cost, net of accumulated depreciation                     134,090           142,179
Intangible assets, net of accumulated amortization                                           88,973            91,731
Deferred taxes                                                                                  783               334
Other assets                                                                                 11,535            12,336
----------------------------------------------------------------------------------- ----------------- ------------------
                                                                                         $  315,465         $ 330,844
=================================================================================== ================= ==================

                       Liabilities and Stockholders' Equity
Current liabilities:
         Accounts payable                                                               $    37,187        $   38,467
         Accrued expenses                                                                    20,621            15,145
         Income taxes payable                                                                     -               298
         Current maturities of long-term debt                                                12,220             7,281
         Revolving line of credit                                                                 -             7,000
         Estimated obligation for self-insurance                                              2,176             1,958
----------------------------------------------------------------------------------- ----------------- ------------------
               Total current liabilities                                                     72,204            70,149

Long-term debt, excluding current maturities                                                215,420           227,640
Estimated obligation for self-insurance                                                       1,536             1,536
Other liabilities                                                                             1,991             1,921
----------------------------------------------------------------------------------- ----------------- ------------------
               Total liabilities                                                            291,151           301,246
----------------------------------------------------------------------------------- ----------------- ------------------

Stockholders' equity:
         Common stock, $.01 par value, authorized 25,000 shares,
            issued 9,680 shares at 1997 and 1996, respectively                                   97                97
         Additional paid in capital                                                          52,088            52,513
         Deficit                                                                            (16,149)          (10,544)
----------------------------------------------------------------------------------- ----------------- ------------------
                                                                                             36,036            42,066

         Less treasury stock, 1,741 shares and 1,853 shares, respectively, at
            cost                                                                             11,722            12,468

----------------------------------------------------------------------------------- ----------------- ------------------
               Total stockholders' equity                                                    24,314            29,598
----------------------------------------------------------------------------------- ----------------- ------------------

Commitments and contingencies
=================================================================================== ================= ==================
                                                                                         $  315,465         $ 330,844
=================================================================================== ================= ==================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

Years ended December 28, 1997
December 29, 1996, and
December 31, 1995

                                                                                                                Total
                                                      Additional                   Stock                     Stock-holders'
                                           Common      Paid-In                Subscriptions      Treasury      Equity
Amounts in Thousands                       Stock       capital       Deficit     Receivable       Stock
--------------------------------------- ------------ ------------- ---------- ----------------- ------------ -----------
Balance at January 1, 1995                $  172   $  134,258    $   (11,478)    $    (40)  $    (10,276)  $    112,636

Issuance of treasury stock                       -           (6)            -            -            162           156
Purchase of treasury stock                       -            -             -            -         (2,498)       (2,498)
Purchase and retirement of common stock        (75)     (83,175)            -            -              -       (83,250)
Issuance of stock options                        -        1,518             -            -              -         1,518
Net income                                       -            -         3,744            -              -         3,744
Change under stock purchase plan                 -            -             -           (4)             -            (4)
---------------------------------------- ---------- ------------ ------------- ------------ -------------- -------------
Balance at December 31, 1995                    97       52,595        (7,734)         (44)       (12,612)       32,302

Issuance of treasury stock                       -          (82)            -            -            144            62
Net loss                                         -            -        (2,810)           -              -        (2,810)
Payments under stock purchase plan               -            -             -           44              -            44
---------------------------------------- ---------- ------------ ------------- ------------ -------------- -------------
Balance at December 29, 1996                    97       52,513       (10,544)           -        (12,468)       29,598

Issuance of treasury stock                       -         (425)            -            -            746           321
Net loss                                         -            -        (5,605)           -              -        (5,605)
---------------------------------------- ---------- ------------ ------------- ------------ -------------- -------------
Balance at December 29, 1997              $     97  $    52,088    $  (16,149) $         -    $   (11,722)  $    24,314
======================================== ========== ============ ============= ============ ============== =============


See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                          Years ended
-----------------------------------------------------------------------------------------------------------------------
                                                                       December 28,      December 29,       December 31,
Amounts in Thousands                                                        1997               1996            1995
-----------------------------------------------------------------------------------------------------------------------
Operating activities:
       Net income (loss)                                            $       (5,605)    $     (2,810)       $    3,744
       Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
              Extraordinary loss before income tax benefit                       -                -             1,539
              Depreciation                                                  13,678           14,844            14,141
              Amortization of intangibles                                    2,858            2,858             3,485
              Amortization of loan fees                                      1,345            1,439               696
              Loss (gain) on disposal of property and equipment                115              (84)               23
              Compensation recognized for stock options                          -                -             1,518
              Changes in assets and liabilities:
                 Decrease (increase) in receivables                          5,137            1,203            (2,244)
                 Decrease (increase) in inventories                          2,761           (3,727)           (1,111)
                 Decrease in prepaid expenses and other current assets         429               72               564
                 Increase in other assets                                     (544)            (556)           (1,284)
                 Increase (decrease) in income taxes payable                  (298)             298                 -
                 Decrease (increase) in deferred taxes                      (1,221)            (984)              390
                 Increase (decrease) in accounts payable                    (1,280)           2,481            (4,368)
                 Increase in accrued expenses                                5,476            7,793             1,024
                 Decrease (increase) in income tax receivable                 (949)             164                93
                 Increase (decrease) in obligation for self-insurance          218             (836)             (422)
                 Increase (decrease) in other liabilities                       70               50              (650)
-----------------------------------------------------------------------------------------------------------------------
                 Net cash provided by operating activities                  22,190           22,205            17,138
-----------------------------------------------------------------------------------------------------------------------
Investing activities:
       Additions to property and equipment                                  (6,910)          (4,390)          (16,660)
       Additions to intangible assets                                         (100)               -               (26)
       Proceeds from sale of property and equipment                          1,206              287                66
       Proceeds from sale of subsidiary                                          -                -               983
-----------------------------------------------------------------------------------------------------------------------
                 Net cash used in investing activities                      (5,804)          (4,103)          (15,637)
-----------------------------------------------------------------------------------------------------------------------
Financing activities:
       Proceeds from issuance of long-term debt                                  -                -            95,000
       Proceeds from issuance of senior subordinated notes                       -                -            91,750
       (Payments) borrowings under revolving line of credit, net            (7,000)          (9,000)            4,044
       Payments on long-term debt, including prepayment penalties           (7,281)          (3,370)         (104,202)
       Change in stock subscriptions receivable                                  -               44                (4)
       Purchase and retirement of common stock                                   -                -           (83,250)
       Purchase of treasury stock                                                -                -            (2,498)
       Issuance of treasury stock, net                                         321               62               156
-----------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) financing activities       (13,960)         (12,264)              996
-----------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                    2,426            5,838             2,497

Cash and cash equivalents at beginning of year                               8,655            2,817               320
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $     11,081    $       8,655        $    2,817
=======================================================================================================================

Supplemental information:
       Interest paid                                                  $     25,064        $  25,198         $  14,387
       Income taxes paid                                              $        956          $   552         $   4,091
=======================================================================================================================

See accompanying notes to consolidated financial statements.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES
-------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
-------------------------------------------------------------------------------

(1) BUSINESS

Carr-Gottstein Foods Co. and subsidiaries (Company) is the leading food and drug retailer in Alaska with 45 stores primarily located in Anchorage, as well as in Fairbanks, Juneau, Kenai and other Alaska communities. The Company operates a chain of 15 super-combination food, drug and general merchandise stores under the name Carrs Quality Centers. The Company also operates nine smaller stores under the name of Eagle Quality Centers or other names in smaller Alaska communities. The Company is also Alaska's highest-volume alcoholic beverage retailer through its chain of 16 wine and liquor stores operated under the name of Oaken Keg stores. The Company operates five small tobacco stores which operate under the name of The Great Alaska Tobacco Company. In addition, the Company operates a freight transportation business under the names of AOL Express and APR Forwarders, a full-line food warehouse and distribution center under the name of J.B. Gottstein. The Company, through CGF Properties, Inc., owns many of the buildings and shopping centers from which its Carrs and Eagle Quality Centers operate.


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


(4) TENDER OFFER

On October 13, 1995, the Company announced a tender offer for 7,500 shares of common stock at $11.00 per share. The Company completed the tender offer on November 15, 1995 and repurchased and retired 7,500 shares of common stock at a cost of $82,500 plus $750 of fees and expenses. The Company financed the tender offer through the issuance of $100,000 of 12% unsecured senior subordinated notes. Concurrent with the tender offer, the Company renegotiated and amended its bank debt and revolving line of credit. The Company paid $8,250 of fees and expenses to issue the senior subordinated notes and to amend its bank debt and revolving line of credit. The debt amendment is accounted for as an early extinguishment of debt.

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
------------------------------------------------
(5) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year
The Company's fiscal year is a 52 or 53 week year, ending on the Sunday closest to the calendar year-end. All years presented in the consolidated financial statements consist of 52 weeks. References to fiscal years 1997, 1996 and 1995 represent the 52 week years ending December 28, 1997, December 29, 1996 and December 31, 1995, respectively.

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

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
-------------------------------------------------
Buying and Promotional Allowances
Allowances and credits received from vendors in connection with the Company's buying and merchandising activities are recognized as earned.

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

Earnings Per Common Share
Statement of Financial Accounting Standard No. 128, Earnings Per Share, which simplifies the earnings per share calculation and makes the U.S. standard more consistent with international accounting standards, was adopted at year-end by the Company. Earnings per share data for 1996 and 1995 has been restated to conform with the provisions of SFAS No. 128. Basic earnings per common share are determined by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share are determined by dividing net income (loss) by the weighted average number of common shares outstanding, including common stock options which are dilutive. For purposes of calculating diluted earnings per share for the year ended December 31, 1995, weighted average shares outstanding have been increased by 655 to reflect common stock options which were dilutive. At December 28, 1997 and December 29, 1996, options to purchase 1,072 and 1,157 shares of common stock, respectively, were not included in the computation of diluted earnings per share because they were not dilutive.

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

Stock Option Plan
Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, was adopted by the Company as of January 1, 1996. This statement establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by this statement, the Company has elected to continue to account for stock options using, APB Opinion No. 25, Accounting for Stock Issued to Employees, to determine the amount of any compensation expense related to stock options. Consequently, the Company will disclose the amount of compensation expense and the impact on net earnings and earnings per share had the fair value method set forth in the new statement been used to calculate compensation.

Reclassifications
Certain reclassifications have been made to the fiscal year 1995 consolidated financial statements to conform to the current period presentation. During 1995, warehousing, transportation and the related occupancy costs were originally reported as operating and administrative expenses. For the current year's presentation, these expenses have been classified as cost of sales.

Notes to Consolidated Financial Statements

Amounts in Thosuands (except for per share data)
--------------------------------------------------
(6) ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                                           December 28,             December 29,
                                                                               1997                     1996
-----------------------------------------------------------------------------------------------------------------------
Wholesale and retail trade                                                  $  10,593                $ 15,267
Tenant                                                                            127                     248
Other                                                                           1,492                   1,378
-----------------------------------------------------------------------------------------------------------------------
                                                                               12,212                  16,893
Less allowance for doubtful accounts                                              699                     243
-----------------------------------------------------------------------------------------------------------------------
  Accounts receivable, net                                                  $  11,513                $ 16,650
=======================================================================================================================

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:
                                                                           December 28,             December 29,
                                                                               1997                     1996
-----------------------------------------------------------------------------------------------------------------------
Land                                                                      $    24,932              $   25,393
Buildings                                                                      95,624                  95,458
Fixtures and equipment                                                         98,087                  93,326
-----------------------------------------------------------------------------------------------------------------------
                                                                              218,643                 214,177
Less accumulated depreciation                                                  84,553                  71,998
-----------------------------------------------------------------------------------------------------------------------
   Property, plant and equipment, net                                      $  134,090               $ 142,179
=======================================================================================================================

(8) INTANGIBLE ASSETS

Intangible assets consist of the following:
                                                                           December 28,             December 29,
                                                                               1997                     1996
-----------------------------------------------------------------------------------------------------------------------
Goodwill                                                                  $   107,605               $ 107,505
Other intangibles                                                              18,485                  18,485
-----------------------------------------------------------------------------------------------------------------------
                                                                              126,090                 125,990
Less accumulated amortization                                                  37,117                  34,259
-----------------------------------------------------------------------------------------------------------------------
   Intangible assets, net                                                 $    88,973              $   91,731
=======================================================================================================================

(9) REVOLVING LINE OF CREDIT

The Company has a $35,000 revolving line of credit (revolver) available for working capital purposes. The revolver, along with the bank term debt, are secured by substantially all of the Company's assets, except for certain real estate assets. The revolver and term debt agreements contain restrictive covenants. Interest is payable quarterly on the revolver at the lower of prime plus 1.5% or LIBOR plus 2.5%. Availability under the revolver is reduced by $5,000 on each December 31, 1999 and 2000. The Company is required to pay an annual commitment fee of 0.5% per annum on the average unused portion of the revolver. There was no outstanding balance on the revolver at December 28, 1997. The interest rate on the revolver at revolver at December 31, 1996, was approximately 8.0%.

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
------------------------------------------------
(10) LONG-TERM DEBT

Long-term debt consist of the following:

                                                                          December 28,              December 29,
                                                                              1997                      1996
----------------------------------------------------------------------------------------------------------------------
Firstmortgage notes payable in monthly payments of $426;
     including  interest at 10.55%;  unpaid  balance  due at
     maturity  of  June 1,  2001;  prepayments prohibited through 1996;
     prepayment penalties apply; secured by real estate                  $     41,871             $    42,532
Senior subordinated notes with interest payable semiannually at
     12%; entire balance due at maturity of November 15, 2005;
     prepayment penalties apply; unsecured                                    100,000                 100,000
Bank term note payable with varying semiannual principal
     payments; interest payable quarterly at the lower of
     prime plus 1.5% or LIBOR plus 2.5%, approximately
     8.4% at December 28, 1997; maturity of June 30, 2001                      26,500                  32,500
Bank term note payable with varying semiannual principal
     payments; interest payable quarterly at the lower of
     prime plus 2.0% or LIBOR plus 3.0%, approximately
     8.9% at December 28, 1997; maturity December 31, 2002                     59,100                  59,700
Other notes payable                                                               169                     189
-----------------------------------------------------------------------------------------------------------------------
                                                                              227,640                 234,921
Less current maturities of long-term debt                                      12,220                   7,281
-----------------------------------------------------------------------------------------------------------------------
     Total long-term debt                                                 $   215,420               $ 227,640
=======================================================================================================================

The Company's debt agreements contain various restrictive covenants pertaining to net worth levels and dividends, limitations on additional indebtedness and capital expenditures, financial ratios and monthly, quarterly and annual reporting requirements. In addition, the agreements require certain mandatory pre-payment of amounts resulting from real estate or fixed asset sales, increases in outstanding cash balances, issuance of stock, or the issuance of additional debt. Substantially all of the assets of the Company are pledged as security for long-term debt. During 1997, the Company amended its bank agreement whereby its restrictive covenants excluded the impact of the non-recurring charge taken for expenses principally associated with its decision to close YES Foods and discontinue it wholesaling services to a Russian export business. The Company is currently in the process of further amending its existing agreement to modify some of the existing covenant levels. This amendment will be completed during the second quarter 1998. The Company is in compliance with all debt agreements.

The aggregate maturities of long-term debt for periods subsequent to December 28, 1997 are as follows:

                 Fiscal year                              Amount
-------------------------------------------------------------------------------

                   1998                                   $   12,220
                   1999                                        8,570
                   2000                                        3,634
                   2001                                       46,216
                   2002                                       36,000
                   Thereafter                                121,000
-------------------------------------------------------------------------------
                                                           $ 227,640
===============================================================================

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
------------------------------------------------
Interest expense consists of the following:

                                                                              Fiscal year
-----------------------------------------------------------------------------------------------------------------------
                                                         1997                     1996                  1995
-----------------------------------------------------------------------------------------------------------------------
Interest on debt                                    $   25,306                  $ 26,484             $ 15,558
Amortization of loan fees                                1,345                     1,439                  696
-----------------------------------------------------------------------------------------------------------------------
                                                        26,711                    27,923               16,254
Less capitalized interest                                    -                         -                  175
-----------------------------------------------------------------------------------------------------------------------
   Interest expense, net                            $   26,711                  $ 27,923             $ 16,079
=======================================================================================================================

Loan fees are classified as other assets and total $6,513 and $7,856, net of amortization, at December 28, 1997 and December 29, 1996, respectively. In fiscal year 1995 the Company incurred $8,250 of loan fees to issue the senior subordinated notes and to amend its bank debt and revolver.

The amendment and renegotiation of the Company's bank debt and revolver in fiscal year 1995 is considered an early extinguishment of debt. This transaction resulted in an extraordinary loss of $906 from the write-off of unamortized loan fees of $1,539, net of income tax benefit of $633.


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


(12) INCOME TAXES

Income tax expense (benefit) for continuing operations before extraordinary item consist of the following:

                                                                             Fiscal year
-----------------------------------------------------------------------------------------------------------------------
                                                         1997                     1996                  1995
-----------------------------------------------------------------------------------------------------------------------

Current:
Federal                                              $    (562)                 $    782              $ 3,546
State                                                     (166)                      232                  638
-----------------------------------------------------------------------------------------------------------------------
                                                          (728)                    1,014                4,184
-----------------------------------------------------------------------------------------------------------------------
Deferred:
Federal                                                   (942)                     (759)                 871
State                                                     (279)                     (225)                 152
-----------------------------------------------------------------------------------------------------------------------
                                                        (1,221)                     (984)               1,023
-----------------------------------------------------------------------------------------------------------------------
   Income tax expense                                $  (1,949)                $      30             $  5,207
=======================================================================================================================

A reconciliation of income tax expense (benefit) at the statutory rate of 35% applied to earnings before income taxes and extraordinary item to the Company's effective rate is as follows:

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
------------------------------------------------

                                                                              Fiscal year
-----------------------------------------------------------------------------------------------------------------------
                                                         1997                     1996                  1995
-----------------------------------------------------------------------------------------------------------------------
Computed "expected" tax expense (benefit)            $  (2,644)                  $  (973)            $  3,450
State income taxes, net of federal benefit                (290)                        4                  764
Nondeductible goodwill amortization                        925                       925                  925
Other                                                       60                        74                   68
----------------------------------------------------------------------------------------------------------------------
                                                     $  (1,949)                 $     30             $  5,207
=======================================================================================================================

Total tax benefit for fiscal year 1997 is $1,949. Total tax expense for fiscal year 1996 is $30.

In July 1997, an examination by the Internal Revenue Service ("IRS") of the Company's federal tax returns for fiscal years 1994 and 1995 was finalized, resulting in no material effect on the results of operations or financial condition of the Company. The examination had no effect on previously recorded expense or net income.

The components of the net deferred tax asset are as follows:

                                                                            December 28,            December 29,
                                                                                1997                    1996
-----------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
       Alternative minimum tax credit carryforward                          $   4,535                $  4,949
       Intangible assets, due to differences in
          amortization                                                             69                     460
       Financial statement accrual of self-
          insurance costs                                                       1,427                   1,436
       Financial statement accrual for compensated
          absences                                                                671                     826
       Revenues received in advance, amortized
          for financial reporting                                                 638                     452
       Financial statement expense for stock options                              496                     612
       Inventory capitalized for taxes                                            638                     497
       Other                                                                      287                     100
-----------------------------------------------------------------------------------------------------------------------
             Total gross deferred tax assets                                    8,761                   9,332
-----------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
       Property, plant, and equipment, due to
          differences in depreciation                                          (5,798)                 (7,055)
       Other                                                                      510                     (25)
-----------------------------------------------------------------------------------------------------------------------
             Total gross deferred tax liabilities                              (5,288)                 (7,080)
-----------------------------------------------------------------------------------------------------------------------
             Net deferred tax asset                                          $  3,473                $  2,252
=======================================================================================================================

At December 28, 1997 the Company had alternative minimum tax credit carry forwards of approximately $3,843 and $692 for federal and state income taxes, respectively, which carry forward indefinitely.

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
------------------------------------------------

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on the Company's historical taxable income, adjusted for significant items such as the loss from early retirement of debt and utilization of net operating losses, and expected future taxable income, management believes it is more likely than not that the Company will realize the benefit of deferred tax assets existing at December 28, 1997. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. Therefore, the Company has not provided a valuation allowance. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced.


(13) LEASE COMMITMENTS

The Company leases (as lessee) land, buildings, fixtures and equipment primarily for retail stores and its headquarters under operating leases expiring at various dates through 2019. Generally, these leases include options to renew at the end of the initial lease period. Commitments for future minimum payments under non-cancelable operating leases for periods subsequent to December 28, 1997 are as follows:

             Fiscal Year                        Amount
-------------------------------------------------------------------------------

                1998                         $   6,518
                1999                             6,463
                2000                             6,355
                2001                             6,316
                2002                             6,252
                Thereafter                      41,747
-------------------------------------------------------------------------------
                                              $ 73,651
===============================================================================

Rental expense under operating lease agreements include contingency rentals which are based on a certain percentage of sales that are achieved over a set amount of sales determined on an individual store basis. Rental expense is as follows:

 Fiscal year     Minimum payments          Percentage rents         Total
-------------------------------------------------------------------------------
   1995           $  9,426                  $  1,024             $  10,450
   1996              9,338                       355                 9,693
   1997              9,549                        71                 9,620
===============================================================================

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

During the first quarter 1998, the Company entered into a definitive sales agreement whereby it will sell approximately 18 acres of property in Tacoma, Washington. A new cross-dock and warehouse facility will be constructed and leased back to the Company. The lease term will be 15 years and will included three successive renewal options.

During the first quarter 1998, the Company entered into an agreement to purchase certain real estate and personal property in Fairbanks and the North Pole contingent upon certain conditions. As part of the agreement, the Company will lease a 58,000 square foot store in North Pole for an initial lease term of 15 years followed by four successive renewal options.

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
------------------------------------------------
(14) LESSOR

The Company is the lessor of commercial and office facilities. Generally, these operating leases include options to renew at the end of the initial lease period. Substantially all of the leases for commercial facilities provide for minimum rentals and contingent rentals while leases for office facilities are generally for fixed rentals. Minimum annual rentals under non-cancelable operating leases for periods subsequent to December 28, 1997 are as follows:

           Fiscal year                         Amount
-------------------------------------------------------------------------------

              1998                          $  1,141
              1999                               958
              2000                               691
              2001                               360
              2002                               331
              Thereafter                         616
-------------------------------------------------------------------------------
                                            $  4,097
===============================================================================

Net rental income related to these operating leases is as follows:

     Fiscal year         Minimum rents          Percentage rents        Related expenses          Net rental income
-----------------------------------------------------------------------------------------------------------------------

        1995                $  1,266              $  48                   $  582                    $  732
        1996                   1,582                 19                      661                       940
        1997                   1,454                 72                      996                       530
=======================================================================================================================

(15) RETIREMENT AND UNION PENSION PLANS

The Company contributes to a 401(k) retirement savings plan covering substantially all employees qualified by age and length of service, except employees covered by union contracts. The Company employs approximately 3.0 people of which 2.3 or 77% are covered by union contracts. The retirement savings plan allows participant contributions in an amount equal to 15% of the participant's compensation, not to exceed federal statutory maximum contributions. The amount of discretionary Company contributions is determined by the Board of Directors, subject to Internal Revenue Code limitations. Participants are 100% vested in Company contributions. In addition, the Company contributes to union sponsored multi-employer pension plans on behalf of union employees. Contributions to retirement savings and pension plans are as follows:


       Fiscal year              401(k) plan            Pension plans
-------------------------------------------------------------------------------

         1995                     $  636               $  3,367
         1996                        611                  3,445
         1997                        589                  3,505
===============================================================================


(16) INCENTIVE BONUS PLAN

The Company has an incentive bonus plan for key employees. The amount of bonuses distributed to eligible employees and individual bonus awards are based on the Company's financial performance and other criteria set by a committee appointed by the Board of Directors. The cost of this plan approximated $1,455, $0, and $0 for fiscal years 1997, 1996 and 1995, respectively.

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
------------------------------------------------
(17) STOCK OPTIONS

Outside Director Plan
The Company has an outside director stock option plan for directors who are not for three years prior to appointment to the Board of Directors an employee of the Company or a partner or employee of Leonard Green & Associates, L.P., (LGA), Green Equity Investors, L.P. (GEI) or any partnership controlled by such partnerships. Each outside director is automatically granted the option to purchase 20 shares of common stock at the then fair market value on the date of such appointment or election to the Board of Directors. The options are fully vested upon grant. The plan permits awards with respect to a maximum of 100 shares. As of December 28, 1997, two directors each had been granted an option to purchase 20 shares of common stock at $5.25 per share.

Employee Performance Plan
The Company has a non-qualified performance stock option plan, under which a committee of the Board of Directors may award key employees options to purchase common stock in the Company. The plan permits awards with respect to a maximum of 1,312 shares. As of December 28, 1997, options for 1,072 shares were outstanding, of which options with respect to 1,049 shares were fully vested. The committee determines the exercise price of the options and the period over which the options will vest. Options are generally awarded at fair market value of the Company's stock as of the date of the award. On December 20, 1995, the Board of Directors canceled options for 749 common shares with exercise prices of $5.00 to $10.63 per share and immediately reissued options for 749 common shares with exercise prices of $2.88 or $5.25 per share. The Board of Directors undertook this action to compensate key employees who held unvested options and were unable to participate in the Company's tender offer for 7,500 shares of common stock in November 1995. See note 4. The Company recognized $1,518 of compensation expense for certain options that were reissued at an exercise price of $2.88 per share, as this price was below the fair market value of Company's common stock of $5.25 on the reissuance date.

At December 28, 1997, there were 77 additional shares available for grant under the plan. The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $1.84, $1.34 and $2.86 respectively, on the date of grant using a qualified option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield 0.0%, risk-free interest rate of 6.0%, volatility of 39.2% and an expected life of 7 years; 1996
- expected dividend yield 0.0%, risk-free interest rate of 7.1%, volatility of 38.6% and an expected life of 9 years; 1995 - expected dividend yield 0.0%, risk-free interest rate of 6.8% volatility of 28.9% and an expected life of 10 years.

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, compensation expense is only recognized for stock options which the exercise price is less than fair value on the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its options under SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:

                                                                       1997             1996              1995
-----------------------------------------------------------------------------------------------------------------------

     Net income (loss)                      As reported             $  ( 5,605)     $   (2,810)        $  3,744
                                            Pro forma                   (5,727)         (3,066)           3,613

     Basic net income (loss) per share      As reported             $    (0.71)     $    (0.36)        $   0.26
                                            Pro forma                    (0.72)          (0.39)            0.25

     Diluted net income (loss) per share    As reported             $    (0.71)     $    (0.36)        $   0.25
                                            Pro forma                    (0.72)          (0.39)            0.24
=======================================================================================================================

Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period of 3 years and compensation cost for options granted prior to January 1, 1995 is not considered.

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
------------------------------------------------
Stock option activity during the periods indicated is as follows:

                                                                       Number of                Weighted-Average
                                                                         Shares                   Exercise Price
-----------------------------------------------------------------------------------------------------------------------

                  Balance at January 1, 1995                                 739                   $   6.13
                           Granted                                         1,075                       3.89
                           Exercised                                         (27)                      5.69
                           Forfeited                                         (39)                      6.30
                           Canceled                                         (749)                      6.11
                           Expired                                            (9)                      6.07
-----------------------------------------------------------------------------------------------------------------------
                  Balance at December 31, 1995                               990                   $   3.72
                           Granted                                           235                       3.62
                           Exercised                                         (21)                      2.88
                           Forfeited                                          (7)                      5.12
                           Canceled                                          (35)                      5.88
                           Expired                                            (5)                      4.30
-----------------------------------------------------------------------------------------------------------------------
                  Balance at December 29, 1996                             1,157                   $   3.66
                           Granted                                           110                       4.20
                           Exercised                                        (111)                      2.89
                           Forfeited                                         (19)                      5.25
                           Canceled                                          (35)                      5.25
                           Expired                                           (30)                      5.09
-----------------------------------------------------------------------------------------------------------------------
                  Balance at December 28, 1997                             1,072                   $   3.67
=======================================================================================================================

At December 28, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.88 - $5.25 and 9 years, respectively.

The number of shares subject to exercisable options was 1,049, 1,078 and 813 at fiscal year-end 1997, 1996 and 1995, respectively, and the weighted-average exercise price of those options was $3.64, $3.54 and $3.38, respectively.


(18) RELATED PARTY TRANSACTIONS

GEI owns approximately 37% of the Company's common stock. LGA is the general partner of GEI. The Company paid LGA fees of $450, $450 and $577 for fiscal years 1997, 1996 and 1995, respectively for management consulting and advisory services. The Company also engaged LGA to provide financial advisory services with respect to the 1995 tender offer and negotiating the terms of the Company's senior subordinated notes, revolver and bank term debt. LGA was paid $1,500 for such financial advisory services.


(19) COMMITMENTS AND CONTINGENCIES

Shared Appreciation Agreement
The Company is party to a shared appreciation agreement with the Predecessor which requires the Company to pay the Predecessor 50% of certain proceeds in excess of $65,500 from the financing, refinancing, condemnation, sale or other disposition or realization of value of certain real properties. The cumulative maximum amount payable under the agreement was $7,300 through fiscal year 1994. Beginning in fiscal year 1995, the maximum amount payable is increased by 10% per annum of any remaining unpaid portion of the maximum. As of December 28, 1997 the maximum amount payable is $9,490, of which no amount is currently due as the conditions of the agreement have not been met.

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
------------------------------------------------

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

Environmental Remediation
The Company, along with other parties, has been identified by the Environmental Protection Agency (EPA) as a potentially responsible party (PRP) for the cleanup of a site in Tacoma, Washington. The EPA has estimated primarily the cost of the required remediation to range from $18,000 to $30,800. Based on a Company-commissioned environmental investigation, management believes that the Company is not responsible for the subject contamination. Accordingly, the Company has made no accrual for liability in connection with this site and is seeking dismissal from the proceedings both directly and indirectly through a group of PRPs who are responsible for a minimal amount, if any, of the contamination. While there can be no assurance that the Company will be dismissed from these proceedings and an estimate of the portion, if any, of the cost allocable to the Company is uncertain, based on the Company's findings to date, management believes that any liability the Company may incur in connection with these proceedings will not have a material adverse impact on the financial condition, results of operations or business of the Company.

Legal Proceedings
The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business that are not fully adjudicated. Management believes, after consultation with legal counsel, these actions when finally concluded and determined will not have a material adverse effect on the Company's financial position.


(20) GEOGRAPHIC CONCENTRATION

All of the Company's retail outlets are in Alaska, with nine of its 15 Carrs Quality Centers and nine of its 16 Oaken Keg Stores located in Anchorage, Alaska. In addition, the Company's wholesale distribution business is conducted in Alaska. As a result of this geographic concentration, the Company's growth and operations depend upon economic conditions in Alaska. Because the economy of Alaska is dependent on the natural resources industry, particularly oil, as well as on tourism, commercial fishing, government and U.S. military spending, any deterioration or improvements in these markets could affect the Company.


(21) FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Accounts Receivable
The carrying amount approximates fair value due to the short maturity of these instruments.

Short and Long-Term Debt
The carrying amount of the Company's borrowings under the revolver approximate fair value. The fair value of long-term debt is based on the current rates offered to the Company for debt with similar terms and average maturities. The carrying amount of long-term debt of $227,641 and $234,921 has approximate fair values of $230,437 and $239,020, at December 28, 1997 and December 29, 1996, respectively.

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
------------------------------------------------
(22) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Following is a presentation of selected financial data for each of the four quarters of fiscal year 1997 and 1996:

                                                        First           Second            Third           Fourth
                                                       quarter          quarter          quarter         quarter
-----------------------------------------------------------------------------------------------------------------------
     1997:
         Sales                                      $  141,467        $  152,029       $  152,007     $  143,771
         Gross profit                                   40,992            43,700           43,431         42,512
         Operating income                                5,478            (1,422)           7,964          7,510
         Net income (loss)                              (1,019)           (5,075)             339            150
         Basic net income (loss) per share               (0.13)           (0.64)              .04            .02
         Diluted net income (loss) per share             (0.13)           (0.64)              .04            .02
         Average shares outstanding                      7,883             7,932            7,934          7,937
         Average shares outstanding-diluted              7,883             7,932            8,653          8,482

     1996:
         Sales                                       $ 142,809         $ 160,953        $ 158,506      $ 150,308
         Gross profit                                   40,103            43,836           44,273         41,368
         Operating income                                4,668             6,827            7,172          6,388
         Net loss                                       (1,633)            (415)             (64)           (698)
         Basic loss per share                           (0.21)            (0.05)           (0.01)          (0.09)
         Diluted loss per share                         (0.21)            (0.05)           (0.01)          (0.09)
         Average shares outstanding                      7,805             7,808            7,815          7,825
         Average shares outstanding-diluted              7,805             7,808            7,815          7,825

=======================================================================================================================

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
------------------------------------------------

(23) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company issued $100,000 of senior subordinated unsecured notes on November 15, 1995. CGF Properties, Inc. has not guaranteed the unsecured notes and financial information for this wholly-owned subsidiary is presented separately. All of the Company's other direct and indirect subsidiaries, AOL Express, Inc., APR Forwarders, Inc., Oaken Keg Spirit Shops, Inc. and Alaska Advertisers, Inc., are wholly-owned and have fully and unconditionally guaranteed the unsecured notes on a joint and several basis and, accordingly, are presented on a combined basis. Parent company only information is presented for Carr-Gottstein Foods Co., which reflects only its business activity and its wholly-owned subsidiaries accounted for using the equity method. Separate financial statements and other disclosures for the guarantor subsidiaries are not presented because in the opinion of management such information is not material.

The following are condensed consolidating balance sheets:

Balance Sheet                          Non-Guarantor         Guarantor        Parent
                                         Subsidiary         Subsidiaries    Company
December 28, 1997                      CGF Properties       (Combined)         Only       Elimination    Consolidated
-----------------------------------------------------------------------------------------------------------------------
                Assets
Inventories                             $           -        $   3,837      $   47,634$             -      $   51,471
Other current assets                            8,323           74,760           5,230        (59,700)         28,613
-----------------------------------------------------------------------------------------------------------------------
         Total current assets                   8,323           78,597          52,864        (59,700)         80,084

Property, plant and equipment, net             62,671            4,951          66,468              -         134,090
Intangible, net                                     -                -          88,973              -          88,973
Investments in subsidiaries                         -                -         108,207       (108,207)              -
Other assets                                       32              573          11,713              -          12,318
-----------------------------------------------------------------------------------------------------------------------
                                             $ 71,026         $ 84,121       $ 328,225     $ (167,907)      $ 315,465
=======================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities                         $   1,591       $    4,276       $ 126,037     $  (59,700)     $   72,204
Long-term debt, excluding current
   maturities                                  41,073                -         174,347              -         215,420
Other liabilities                                   -                -           3,527              -           3,527
-----------------------------------------------------------------------------------------------------------------------
         Total liabilities                     42,664            4,276         303,911        (59,700)        291,151
-----------------------------------------------------------------------------------------------------------------------

Common stock                                       10               44              97            (54)             97
Additional paid-in capital                     28,966           39,381          52,088        (68,347)         52,088
Retained earnings (deficit)                      (614)          40,420         (16,149)       (39,806)        (16,149)
-----------------------------------------------------------------------------------------------------------------------
                                               28,362           79,845          36,036       (108,207)         36,036

Less treasury stock                                 -                -          11,722              -          11,722
-----------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity            28,362           79,845          24,314       (108,207)         24,314
-----------------------------------------------------------------------------------------------------------------------

                                             $ 71,026         $ 84,121       $ 328,225     $ (167,907)      $ 315,465
=======================================================================================================================

Notes to Consolidated financial Statements

Amounts in Thousands (except for per share data)
------------------------------------------------

Balance Sheet                          Non-Guarantor         Guarantor        Parent
                                         Subsidiary         Subsidiaries     Company
December 29, 1996                      CGF Properties       (Combined)         Only          Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------
                Assets
Inventories                             $           -        $   4,690      $   49,542$             -      $   54,232
Other current assets                            5,526           63,389           6,117        (45,000)         30,032
-----------------------------------------------------------------------------------------------------------------------
         Total current assets                   5,526           68,079          55,659        (45,000)         84,264

Property, plant and equipment, net             65,191            5,725          71,263              -         142,179
Intangible, net                                     -                -          91,731              -          91,731
Investments in subsidiaries                         -                -         101,920       (101,920)              -
Other assets                                       32              483          12,155              -          12,670
-----------------------------------------------------------------------------------------------------------------------
                                             $ 70,749         $ 74,287       $ 332,728     $ (146,920)      $ 330,844
=======================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities                           $   966   $          279       $ 113,904     $  (45,000)     $   70,149
Long-term debt, excluding current
   maturities                                  41,871                -         185,769              -         227,640
Other liabilities                                   -                -           3,457              -           3,457
-----------------------------------------------------------------------------------------------------------------------
         Total liabilities                     42,837              279         303,130        (45,000)        301,246
-----------------------------------------------------------------------------------------------------------------------

Common stock                                       10               44              97            (54)             97
Additional paid-in capital                     28,966           39,381          52,513        (68,347)         52,513
Stock subscription receivable                       -                -               -              -               -
Retained earnings (deficit)                    (1,064)          34,583         (10,544)       (33,519)        (10,544)
-----------------------------------------------------------------------------------------------------------------------
                                               27,912           74,008          42,066       (101,920)         42,066

Less treasury stock                                 -                -          12,468              -          12,468
-----------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity            27,912           74,008          29,598       (101,920)         29,598
-----------------------------------------------------------------------------------------------------------------------

=======================================================================================================================
                                             $ 70,749         $ 74,287       $ 332,728     $ (146,920)      $ 330,844
=======================================================================================================================

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
------------------------------------------------

The following are condensed consolidating statements of operations:

Statement of Operations                Non-Guarantor         Guarantor        Parent
                                         Subsidiary         Subsidiaries    Company
Fiscal year 1997                       CGF Properties       (Combined)         Only          Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales                                  $          -           $ 78,176       $ 551,205      $ (40,107)      $ 589,274
Cost of merchandise sold, including
   warehousing and transportation                 -             57,142         401,604        (40,107)        418,639

-----------------------------------------------------------------------------------------------------------------------
         Gross profit                             -             21,034         149,601              -         170,635

Operating and administrative
   (income) expenses                         (5,218)            11,141         145,182              -         151,105
-----------------------------------------------------------------------------------------------------------------------
         Operating income                     5,218              9,893           4,419              -          19,530

Interest expense, net                        (4,456)                 -         (22,255)             -         (26,711)
Other income (expense)                            -                  -            (373)             -            (373)
Equity in subsidiary earnings                     -                  -           6,287         (6,287)              -
-----------------------------------------------------------------------------------------------------------------------
         Income before income tax               762              9,893         (11,922)        (6,287)         (7,554)

Income tax (expense) benefit                   (312)            (4,056)          6,317              -           1,949
-----------------------------------------------------------------------------------------------------------------------

=======================================================================================================================
         Net income (loss)                $     450          $   5,837     $    (5,605)     $  (6,287)     $   (5,605)
=======================================================================================================================

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
------------------------------------------------

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

Amounts in Thousands (except for per share data)
------------------------------------------------

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
=======================================================================================================================

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
------------------------------------------------
The following is condensed consolidating cash flow information. The consolidated Company's cash and cash equivalents is positive at each balance sheet date so negative balances for individual subsidiaries are not classified as liabilities. The net cash provided by operating activities fluctuates due to changes in intercompany receivables and payables from the transfer of cash to and from the parent company.

Statement of Cash Flows                                    Non-Guarantor       Guarantor       Parent
                                                            Subsidiary       Subsidiaries      Company
Fiscal year 1997                                          CGF Properties      (Combined)        Only      Consolidated
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                    $      661          $  43     $   21,486      $   22,190
-----------------------------------------------------------------------------------------------------------------------

Investing activities
         Addition to property and equipment                           -            (43)        (6,967)         (7,010)
         Proceeds from sale of property and equipment                 -              -          1,206           1,206
-----------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                     -            (43)        (5,761)         (5,804)
-----------------------------------------------------------------------------------------------------------------------

Financing activities
         Net payments under line of credit                            -              -         (7,000)         (7,000)
         Payments on long-term debt                                (661)             -         (6,620)         (7,281)
         Purchase of treasury stock                                   -              -            321             321
-------------------------------------------------------------------------------------------------------------------------
            Net cash used by financing activities                  (661)             -        (13,299)        (13,960)
-----------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                             -              -          2,426           2,426

Cash and cash equivalents at beginning of year                       53            106          8,496           8,655
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                     $       53       $    106   $     10,922     $    11,081
=======================================================================================================================

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
------------------------------------------------

Statement of Cash Flows                                    Non-Guarantor       Guarantor       Parent
                                                            Subsidiary       Subsidiaries      Company
Fiscal year 1996                                          CGF Properties      (Combined)        Only      Consolidated
-----------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                    $      548         $  417     $   21,240      $   22,205
----------------------------------------------------------------------------------------------------------------------

Investing activities
         Addition to property and equipment                           -           (368)        (4,022)         (4,390)
         Proceeds from sale of property and equipment                 -              -            287             287
-----------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                     -           (368)        (3,735)         (4,103)
-----------------------------------------------------------------------------------------------------------------------

Financing activities
         Net payments under line of credit                            -              -         (9,000)         (9,000)
         Payments on long-term debt                                (548)             -         (2,822)         (3,370)
         Purchase of treasury stock                                   -              -             62              62
         Change in stock subscriptions receivable                     -              -             44              44
-----------------------------------------------------------------------------------------------------------------------
            Net cash used by financing activities                  (548)             -        (11,716)        (12,264)
-----------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                             -             49          5,789           5,838

Cash and cash equivalents at beginning of year                       53             57          2,707           2,817
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                     $       53       $    106    $     8,496      $    8,655
=======================================================================================================================

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
------------------------------------------------

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
=======================================================================================================================

                 CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES
                              Index to Exhibits

                                                                   Sequentially
Exhibit No.                              Description               Numbered

3.1(1)    Restated Certificate of Incorporation
3.3(2)    Restated Bylaws
4.1(3)    Indenture dated as of November 15, 1995 among Registrant, the certain subsidiaries of Registrant and U.S. Trust company of California, N.A., as Trustee
4.2(3)    Registration  Rights  Agreement  dated as of  November  15, 1995
          among  Registrant,   certain  subsidiaries  of  Registrant,  and
          Donaldson,   Lufkin,  &  Jenrette  Securities  Corporation,   BT
          Securities Corporation and Goldman, Sachs & Co.
4.3       Form of Note Certificate (included in Exhibit 4.1)
4.4 First Supplemental Indenture dated as of March 14, 1996 among Carr-Gottstein Foods Co., the guarantors named therein and U.S.
          Trust Company of California, N.A., as Trustee
10.1(4) Deed of Trust, Assignment of Rents, Security Agreement and Fixture filing dated October 11, 1991 by and between CGF Properties, Inc., Stewart Title Company of Alaska, Inc., and Teachers Insurance and Annuity Association of America
10.2(4) Assignment of Lessor's Interest in lease dated October 11, 1991 by Registrant in favor of Teachers Insurance and Annuity Association of America
10.3(4) Environmental Indemnity dated October 11, 1991 by Registrant payable to Teachers Insurance and Annuity Association of America
10.8(4)   Carr-Gottstein Foods Co. 1991 Stock Option Plan
10.14(4) Shared Appreciation Agreement dated October 12, 1990 between Carr-Gottstein Foods Co. and Registrant
10.22(4) Amended and Restated Retail Lease (Huffman Shopping Center) dated October 12, 1990 between Labar Co. and Registrant
10.65(5) Carr-Gottstein Foods Co. Retirement Savings & Investment Plan and Trust as Amended and Restated July 1, 1991
10.66(5) Oaken Keg Spirit Shops Retirement Savings & Investment Plan and Trust as Amended and Restated July 1, 1991
10.67(5)  Amendment to the Carr-Gottstein 1991 Stock Option Plan
10.71(6)  Form of Assignment and Assumption Agreement
10.72(6)  Form of Assignment of Leases and Rents
10.73(6)  Form of Environmental Indemnity Agreement
10.74(6)  Form of Fee Mortgage
10.75(6)  Form of Leasehold Mortgage
10.79(6) Swing Line Loan Promissory Note ($5,000,000) between Registrant and Bankers Trust Company
10.80(6)  Guaranty Agreement
10.81(6)  Security Agreement
10.82(6)  Pledge Agreement
10.83(6)  Collateral Account Agreement
10.97(7)  1991 Outside Directors Stock Option Plan
10.99(8)  Employment Agreement - Lawrence Hayward
10.101(9) Employment Agreement - Donald Anderson
10.102(10)Amended and Restated Credit Agreement,  dated as of November 15,
          1995  among  Registrant,   certain  lenders  and  Bankers  Trust
          Company, as agent
10.103(11)Management Service Agreement between Registrant and  Leonard Green &
          Associates, L.P.
21(11)    Subsidiaries of Registrant

Footnotes to Exhibits
---------------------

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