Form 10-Q
period 1998-03-29
CARR GOTTSTEIN FOODS CO
filed 1998-05-12
CIK 871891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[x] Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Quarterly Period Ended March 29, 1998
                                or

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

         The number of shares of the registrant's Common Stock outstanding at May 11, 1998 was 8,190,796 shares.



                                  EXHIBIT INDEX
                               APPEARS AT PAGE 14

                            CARR GOTTSTEIN FOODS CO.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                  For the Quarterly Period Ended March 29, 1998

                                      INDEX




Part I.  Financial Information                                             Page

     Item 1.  Financial Statements

        a) Consolidated Balance Sheets
           as of March 29, 1998 (unaudited) and December 28, 1997             1

        b) Consolidated Statements of Operations for the 13 weeks
           ended March 29, 1998 (unaudited) and March 30, 1997 (unaudited)    2

        c) Consolidated Statements of Cash Flows for the 13 weeks ended
           March 29, 1998 (unaudited) and March 30, 1997 (unaudited)          3

        d) Notes to Consolidated Financial Statements (unaudited)             4

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (unaudited)                          11

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk      12

Part II.  Other Information                                                  13


Signatures                                                                   13


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Carr-Gottstein Foods Co. and Subsidiaries

Consolidated Balance Sheets
--------------------------------------------------------------------------------------------------------------------------
Amounts In Thousands
--------------------------------------------------------------------------------------------------------------------------
                                                                                          March 29,         December 28,
                                                                                             1998                1997
----------------------------------------------------------------------------------- -------------------- ------------------

Assets                                                                                  (unaudited)
Current assets:
         Cash and cash equivalents                                                       $     8,008           $   11,081
         Accounts receivable, net                                                             11,476               11,513
         Income taxes receivable                                                                 778                  949
         Inventories                                                                          51,442               51,471
         Deferred taxes                                                                        2,690                2,690
         Prepaid expenses and other current assets                                             2,813                2,380
----------------------------------------------------------------------------------- -------------------- ------------------
                  Total current assets                                                        77,207               80,084

Property, plant and equipment, at cost, net of accumulated depreciation                      131,728              134,090
Intangible assets, net of accumulated amortization                                            88,271               88,973
Deferred taxes                                                                                   783                  783
Other assets                                                                                  11,148               11,535
----------------------------------------------------------------------------------- -------------------- ------------------
                                                                                           $ 309,137            $ 315,465
=================================================================================== ==================== ==================

Liabilities and Stockholders' Equity Current liabilities:
         Accounts payable                                                                 $   36,520           $   37,187
         Accrued expenses                                                                     21,025               22,797
         Income taxes payable                                                                     40                    -
         Current maturities of long-term debt                                                  8,375               12,220
----------------------------------------------------------------------------------- -------------------- ------------------
                  Total current liabilities                                                   65,960               72,204

Long-term debt, excluding current maturities                                                 215,284              215,420
Other liabilities                                                                              3,486                3,527
----------------------------------------------------------------------------------- -------------------- ------------------
                  Total liabilities                                                          284,730              291,151
----------------------------------------------------------------------------------- -------------------- ------------------

Stockholders' equity:
         Common stock, $.01 par value, authorized 25,000 shares,
            issued 9,680 shares                                                                   97                   97
         Additional paid in capital                                                           51,123               52,088
         Deficit                                                                             (16,783)             (16,149)
----------------------------------------------------------------------------------- -------------------- ------------------
                                                                                              34,437               36,036

         Less treasury stock, 1,489 and 1,741 shares, respectively, at cost                   10,030               11,722
----------------------------------------------------------------------------------- -------------------- ------------------
                  Total stockholders' equity                                                  24,407               24,314
----------------------------------------------------------------------------------- -------------------- ------------------

Commitments and contingencies
=================================================================================== ==================== ==================
                                                                                           $ 309,137            $ 315,465
=================================================================================== ==================== ==================

See accompanying notes to consolidated financial statements.

Carr-Gottstein Foods Co. and Subsidiaries

--------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Operations
Amounts In Thousands (except per share data)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                 13 Weeks Ended
                                                                                           March 29,           March 30,
                                                                                             1998                1997
------------------------------------------------------------------------------------ ------------------- ------------------
                                                                                           (unaudited)        (unaudited)

Sales                                                                                      $  135,113          $  141,467
Cost of merchandise sold, including warehousing
       and transportation expenses                                                             95,647             100,475
------------------------------------------------------------------------------------ ------------------- ------------------
Gross profit                                                                                   39,466              40,992

Operating and administrative expenses                                                          33,557              35,514
------------------------------------------------------------------------------------ ------------------- ------------------
Operating income                                                                                5,909               5,478
------------------------------------------------------------------------------------ ------------------- ------------------

Other income (expense):
         Interest expense, net                                                                 (6,514)             (6,711)
         Other income                                                                              11                   -
------------------------------------------------------------------------------------ ------------------- ------------------
Total other expense                                                                            (6,503)             (6,711)
------------------------------------------------------------------------------------ ------------------- ------------------

Net loss before income tax expense                                                               (594)             (1,233)

Income tax (expense) benefit                                                                      (40)                214
------------------------------------------------------------------------------------ ------------------- ------------------

Net loss                                                                                    $    (634)        $    (1,019)
==================================================================================== =================== ==================

Basic loss per common share                                                                     (0.08)              (0.13)
Diluted loss per common share                                                                   (0.08)              (0.13)
==================================================================================== =================== ==================

Weighted average common shares outstanding - basic                                              8,147               7,884
Weighted average common shares outstanding - diluted                                            8,147               7,884
==================================================================================== =================== ==================

See accompanying notes to consolidated financial statements.

Carr-Gottstein Foods Co. and Subsidiaries

Consolidated Statements of Cash Flows
----------------------------------------------------------------------------------------------------------------------------
Amounts in Thousands
---------------------------------------------------------------------------------------------------------------------------
                                                                                                 13 Weeks Ended
                                                                                           March 29,        March 30,
                                                                                             1998              1997
---------------------------------------------------------------------------------------------------------------------------
                                                                                         (unaudited)     (unaudited)

Operating activities:
       Net loss                                                                           $    (634)     $     (1,019)
       Adjustments to reconcile net loss to net cash
          provided by operating activities:
              Depreciation                                                                    3,352             3,461
              Amortization of intangibles                                                       702               713
              Amortization of loan fees and discounts                                           311               344
              Gain on disposal of property and equipment                                        (11)                -
              (Increase) decrease in current assets:
                 Income tax receivable                                                          171              (499)
                 Accounts receivable                                                             37            (1,957)
                 Inventories                                                                     29               258
                 Prepaid expenses                                                              (433)             (403)
                 Other assets                                                                    76               356
              (Decrease) increase in current liabilities:
                 Accounts payable                                                              (667)            1,845
                 Accrued expenses                                                            (1,772)            1,414
                 Income taxes payable                                                            40              (298)
                 Other liabilities                                                              (41)              (82)
---------------------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                                       1,160             4,133
---------------------------------------------------------------------------------------------------------------------------
Investing activities:
       Additions to property and equipment                                                     (990)             (474)
       Proceeds from sale of property and equipment                                              11                 -
---------------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                            (979)             (474)
---------------------------------------------------------------------------------------------------------------------------
Financing activities:
       Payments on short-term borrowings, net                                                     -              (500)
       Payments on long-term debt                                                            (3,981)           (2,963)
       Issuance of treasury stock                                                               727               304
---------------------------------------------------------------------------------------------------------------------------
              Net cash used in financing activities                                          (3,254)           (3,159)
---------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                         (3,073)              500

Cash and cash equivalents at beginning of period                                             11,081             8,655
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $    8,008    $        9,155
===========================================================================================================================

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
       Interest                                                                           $   3,479        $    4,016
       Income taxes                                                                               -               501
===========================================================================================================================

See accompanying notes to consolidated financial statements.

Carr-Gottstein Foods Co. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)


(1) During interim periods, Carr-Gottstein Foods Co. and subsidiaries (the "Company") follows the accounting policies set forth in its audited financial statements included in its Annual Report for the fiscal year ended December 28, 1997 filed with the Securities Exchange Commission. These consolidated interim financial statements should be read in conjunction with such audited consolidated financial statements and notes thereto. Management believes that the accompanying interim financial statements reflect all adjustments, which are necessary for a fair statement of the results of the interim period, presented. All adjustments made in the accompanying interim financial statements are of a normal recurring nature.

(2) Statement Financial Accounting Standard No. 128 (SFAS 128), Earnings Per Share, which supersedes APB Opinion No. 15, Earnings Per Share, specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. The statement replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company has adopted the provisions of SFAS No. 128 and has restated all prior period EPS amounts accordingly.

Carr-Gottstein Foods Co. and Subsidiaries

 (2) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company issued $100,000 of senior subordinated unsecured notes on November 15, 1995. CGF Properties, Inc. has not guaranteed the unsecured notes and financial information for this wholly owned subsidiary is presented separately. All of the Company's other direct and indirect subsidiaries, AOL Express, Inc., APR Forwarders, Inc., Oaken Keg Spirit Shops, Inc. and Alaska Advertisers, Inc. are wholly-owned and have fully and unconditionally guaranteed the unsecured notes on a joint and several basis and, accordingly, are presented on a combined basis. Parent company only information is presented for Carr-Gottstein Foods Co., which reflects only its business activity and its wholly owned subsidiaries accounted for using the equity method. Separate financial statements and other disclosures for the guarantor subsidiaries are not presented because in the opinion of management such information is not material.

The following are condensed consolidating balance sheets:

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
Balance Sheet                         Non-Guarantor     Guarantor         Parent
                                      Subsidiary        Subsidiaries      Company
March 29, 1998                        CGF Properties    (Combined)        Only         Elimination         Consolidated
-----------------------------------------------------------------------------------------------------------------------
           Assets

Inventories                             $       -        $   3,228      $   48,214      $         -        $   51,442
Other current assets                        7,096           75,777             912          (58,020)           25,765
-----------------------------------------------------------------------------------------------------------------------
     Total current assets                   7,096           79,005          49,126          (58,020)           77,207

Property, plant and equipment, net         63,575            4,620          63,533                -           131,728
Intangible assets, net                          -                -          88,271                -            88,271
Investments in subsidiaries                     -                -         109,702         (109,702)                -
Other assets                                   32              573          11,326                -            11,931
-----------------------------------------------------------------------------------------------------------------------
                                         $ 70,703         $ 84,198       $ 321,958       $ (167,722)        $ 309,137
=======================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities                     $   1,265        $   2,993       $ 119,722       $  (58,020)       $   65,960
Long-term debt, excluding current
   maturities                              40,941                -         174,343                -           215,284
Other liabilities                               -                -           3,486                -             3,486
-----------------------------------------------------------------------------------------------------------------------
     Total liabilities                     42,206            2,993         297,551          (58,020)          284,730
-----------------------------------------------------------------------------------------------------------------------

Common stock                                   10               44              97              (54)               97
Additional paid-in capital                 28,966           39,381          51,123          (68,347)           51,123
Retained earnings (deficit)                  (479)          41,780         (16,783)         (41,301)          (16,783)
-----------------------------------------------------------------------------------------------------------------------
                                           28,497           81,205          34,437         (109,702)           34,437

Less treasury stock                             -                -         (10,030)               -           (10,030)
----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity            28,497           81,205          24,407         (109,702)           24,407
-----------------------------------------------------------------------------------------------------------------------

                                         $ 70,703        $  84,198      $  321,958       $ (167,722)        $ 309,137
=======================================================================================================================

Carr-Gottstein Foods Co. and Subsidiaries

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------

Balance Sheet                      Non-Guarantor       Guarantor        Parent
                                   Subsidiary          Subsidiaries     Company
March 30, 1997                     CGF Properties       (Combined)        Only          Elimination        Consolidated
-----------------------------------------------------------------------------------------------------------------------
           Assets
Inventories                            $        -        $   4,476      $   49,498      $         -        $   53,974
Other current assets                        6,159           66,743           4,884          (44,395)           33,391
-----------------------------------------------------------------------------------------------------------------------
     Total current assets                   6,159           71,219          54,382          (44,395)           87,365

Property, plant and equipment, net         64,561            5,523          69,108                -           139,192
Intangible assets, net                          -                -          91,018                -            91,018
Investments in subsidiaries                     -                -         103,152         (103,152)                -
Other assets                                   32              483          11,455                -            11,970
-----------------------------------------------------------------------------------------------------------------------
                                         $ 70,752         $ 77,225       $ 329,115       $ (147,547)        $ 329,545
=======================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities                     $   1,114   $        2,016       $ 114,893       $  (44,395)       $   73,628
Long-term debt, excluding current
   maturities                              41,695                -         181,964                -           223,659
Other liabilities                               -                -           3,375                -             3,375
-----------------------------------------------------------------------------------------------------------------------
     Total liabilities                     42,809            2,016         300,232          (44,395)          300,662
-----------------------------------------------------------------------------------------------------------------------

Common stock                                   10               44              97              (54)               97
Additional paid-in capital                 28,966           39,381          52,111          (68,347)           52,111
Retained earnings (deficit)                (1,033)          35,784         (11,563)         (34,751)          (11,563)
-----------------------------------------------------------------------------------------------------------------------
                                           27,943           75,209          40,645         (103,152)           40,645

Less treasury stock                             -                -          11,762                -            11,762
-----------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity            27,943           75,209          28,883         (103,152)           28,883
-----------------------------------------------------------------------------------------------------------------------

                                         $ 70,752         $ 77,225       $ 329,115       $ (147,547)        $ 329,545
=======================================================================================================================

Carr-Gottstein Foods Co. and Subsidiaries

The following are condensed consolidating statements of operations:

Amounts in Thousands
--------------------------------------------------------------------------------------------------------------------------
Statement of Operations                Non-Guarantor         Guarantor        Parent
                                          Subsidiary         Subsidiaries    Company
First Quarter 1998                     CGF Properties       (Combined)         Only        Elimination     Consolidated
--------------------------------------------------------------------------------------------------------------------------
Sales                                    $        -           $ 18,449       $ 126,135       $ (9,471)      $ 135,113
Cost of merchandise sold, including
     warehousing and transportation
     expenses                                     -             13,613          91,505         (9,471)         95,647
--------------------------------------------------------------------------------------------------------------------------
     Gross profit                                 -              4,836          34,630              -          39,466

Operating and administrative
     expenses (income)                       (1,332)             2,531          32,358              -          33,557
--------------------------------------------------------------------------------------------------------------------------
Operating income                              1,332              2,305           2,272              -           5,909

Interest expense, net                        (1,103)                 -          (5,411)             -          (6,514)
Other income                                      -                  -              11              -              11
Equity in subsidiary earnings                     -                  -           1,495         (1,495)              -
--------------------------------------------------------------------------------------------------------------------------
     Earnings before income tax                 229              2,305          (1,633)        (1,495)           (594)

Income tax (expense) benefit                    (94)              (945)            999              -             (40)
--------------------------------------------------------------------------------------------------------------------------

Net earnings (loss)                      $      135          $   1,360       $    (634)     $  (1,495)       $   (634)
==========================================================================================================================

Carr-Gottstein Foods Co. and Subsidiaries

The following are condensed consolidating statements of operations:

Amounts in Thousands
--------------------------------------------------------------------------------------------------------------------------
Statement of Operations                Non-Guarantor         Guarantor        Parent
                                         Subsidiary         Subsidiaries      Company
First Quarter 1997                     CGF Properties       (Combined)         Only          Elimination    Consolidated
--------------------------------------------------------------------------------------------------------------------------
Sales                                    $        -           $ 17,044       $ 133,058       $ (8,635)      $ 141,467
Cost of merchandise sold, including
     warehousing and transportation
     expenses                                     -             12,191          96,919         (8,635)        100,475
--------------------------------------------------------------------------------------------------------------------------
     Gross profit                                 -              4,853          36,139              -          40,992

Operating and administrative
     expenses (income)                       (1,249)             2,818          33,945              -          35,514
--------------------------------------------------------------------------------------------------------------------------
Operating income                              1,249              2,035           2,194              -           5,478

Interest expense, net                        (1,196)                 -          (5,515)             -          (6,711)
Equity in subsidiary earnings                     -                  -           1,232         (1,232)              -
--------------------------------------------------------------------------------------------------------------------------
     Earnings before income tax                  53              2,035          (2,089)        (1,232)         (1,233)

Income tax (expense) benefit                    (22)              (834)          1,070              -             214
--------------------------------------------------------------------------------------------------------------------------

Net earnings (loss)                       $      31              1,201      $   (1,019)     $  (1,232)       $ (1,019)
==========================================================================================================================

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

Amounts in Thousands
--------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows                                    Non-Guarantor        Guarantor         Parent
                                                            Subsidiary         Subsidiaries      Company
First Quarter 1998                                         CGF Properties        (Combined)        Only     Consolidated
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                     $     399         $    3        $   758       $   1,160
--------------------------------------------------------------------------------------------------------------------------

Investing activities
         Additions to property and equipment                       (223)            (3)          (764)           (990)
         Proceeds from sale of property and equipment                 -              -             11              11
--------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                  (223)            (3)          (753)           (979)
--------------------------------------------------------------------------------------------------------------------------

Financing activities
         Payments on long-term debt                                (176)             -         (3,805)         (3,981)
         Issuance of treasury stock                                   -              -            727             727
-------------------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities                  (176)             -         (3,078)         (3,254)
-------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                             -              -         (3,073)         (3,073)

Cash and cash equivalents at beginning of period                     53            106         10,922          11,081
-------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                   $       53      $     106    $     7,849      $    8,008
=========================================================================================================================

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

Amounts in Thousands
--------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows                                    Non-Guarantor       Guarantor       Parent
                                                            Subsidiary       Subsidiaries      Company
First Quarter 1997                                        CGF Properties      (Combined)        Only        Consolidated
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities               $ 130         $  (24)     $   4,027       $   4,133
--------------------------------------------------------------------------------------------------------------------------

Investing activities
         Additions to property and equipment                          -             (9)          (465)           (474)
--------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                     -             (9)          (465)           (474)
--------------------------------------------------------------------------------------------------------------------------

Financing activities
         Payments on short-term borrowings, net                       -              -           (500)           (500)
         Payments on long-term debt                                (128)             -         (2,835)         (2,963)
         Issuance of treasury stock                                   -              -            304             304
--------------------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities                  (128)             -         (3,031)         (3,159)
--------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                  2            (33)           531             500

Cash and cash equivalents at beginning of period                     53            106          8,496           8,655
--------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                      $    55         $   73     $    9,027      $    9,155
==========================================================================================================================

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

Results of Operations

         13 Weeks Ended March 29, 1998 Compared to 13 Weeks Ended March 30, 1997

         Sales. Sales for the 13 weeks ended March 29, 1998 were $135.1 million compared to $141.5 million for the 13 weeks ended March 30, 1997. The 4.5% decrease was due primarily to the closure of YES Foods, which closed in the third quarter of 1997, and the change in the Easter holiday, which fell into the second quarter of 1998 versus the first quarter of 1997. Excluding the impact of YES Foods, sales decreased $0.6 million, or 0.4%. Retail comparable store sales for the 13 weeks of 1998, decreased 0.6% from the 13 week period in 1997.

         Gross Profit. Gross profit for the 13 weeks ended March 29, 1998 was $39.5 million compared to $41.0 million for the 13 weeks ended March 30, 1997. As a percentage of sales, gross profit was 29.2% for the 13 weeks 1998 compared to 29.0% for the 13 weeks 1997. Gross profit as a percentage of sales for the 13 weeks 1998 increased primarily due to the closure of YES Foods, which was operating at lower average gross margins during the 1997 period.

         Operating and Administrative Expenses. Operating and administrative expenses for the 13 weeks ended March 29, 1998 were $33.6 million compared to $35.5 million for the 13 weeks ended March 30, 1997. Operating and administrative expenses as a percentage of sales were 24.8% for the 13 weeks 1998 compared to 25.1% for the 13 weeks 1997. Operating expenses for the 1998 quarter decreased as compared to the 1997 quarter primarily due to effective expense control and the closure of YES Foods.

         Operating Income. Operating income for the 13 weeks ended March 29, 1998 increased to $5.9 million from $5.5 million for the 13 weeks ended March 30, 1997. The increase in the quarter was due to improved gross margin, effective expense control and the elimination of expenses attributable to YES Foods.

         Other Income and Expense. Net interest expense was $6.5 million for the 13 weeks ended March 29, 1998 compared to $6.7 million for the 13 weeks ended March 30, 1997. The decrease in interest expense was due primarily to lower average debt balances in the quarter.

         Income Taxes. The Company's income tax expense for the 13 weeks ended March 29, 1998 of $40,000 compared to a $0.2 million benefit for the 13 weeks ended March 30, 1997.

         Net Loss. Net loss for the 13 weeks ended March 29, 1998 was $0.6 million, or $0.08 per share, versus a net loss of $1.0 million, or $0.13 per share for the 13 weeks ended March 30, 1997.

Liquidity and Capital Resources

         The Company's primary sources of liquidity are cash flows from operations and its working capital revolving credit facility, which are considered to be adequate for anticipated cash needs. Primary uses are capital expenditures, debt service and lease payments.

         Net cash provided by operating activities was $1.2 million for the 13 weeks ended March 29, 1998 compared to net cash provided by operating activities of $4.1 million for the same period in 1997. The change in the 13 weeks 1998 compared to 1997 was due primarily to decreases in accrued expenses and accounts payable.

         Capital expenditures for the 13 weeks ended March 29, 1998 were $1.0 million. Capital expenditures are expected to range between $8.0 and $12.0 million for fiscal 1998. It is anticipated that the balance of 1998 capital expenditures will be funded out of cash provided by operations and borrowings under the working capital revolver.

         Net cash used in financing activities for the 13 weeks ended March 29, 1998 was $3.3 million. During this time period, the Company made payments against its long-term debt in the amount of $4.0 million. At March 29, 1998 there were no borrowings outstanding on the revolving debt. The Company had available unused credit of $35.0 million. Funds borrowed under the revolving credit portion of the Company's credit facility are restricted to working capital and general corporate purposes. The level of borrowings under the Company's revolving debt is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements.

         On April 9, 1998 the Company completed a transaction whereby it purchased the fixtures, equipment and inventory of the three retail locations of Market Basket, Inc. located in Fairbanks and North Pole, Alaska. The transaction also included the purchase of certain real estate in Fairbanks. As part of the agreement, the Company entered into a long-term lease for the store in North Pole, Alaska.

         On April 17, 1998 the Company amended its Senior Credit Agreement. The amendment reduced the Company's borrowing rates by 50 basis points on its $35.0 working capital revolver and $23.0 million Term A facilities, and by 75 basis points on its $58.8 million Term B facility. The amendment also modified certain financial covenants and restrictions.


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

         (b) No reports were filed on Form 8-K during the quarter ended March 29, 1998.



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

                                            Date:  May 11, 1998



                                            By: s/s Donald J. Anderson
                                                Donald J. Anderson
                                                Senior Vice-President and
                                                Chief Financial Officer

                                            Date:  May 11, 1998

                            CARR-GOTTSTEIN FOODS CO.

                                  Exhibit Index

The following exhibits are attached as indicated:


Exhibit
Number Description of Exhibit

27     Financial Data Schedule
27.1   Restated financial Data Schedule