Form 10-Q
period 1998-06-28
CARR GOTTSTEIN FOODS CO
filed 1998-08-12
CIK 871891

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q


(Mark One)

[x] Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Quarterly Period Ended June 28, 1998

                                   or

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

         The number of shares of the registrant's Common Stock outstanding at August 11, 1998 was 8,241,152 shares.



                           EXHIBIT INDEX
                        APPEARS AT PAGE 19

                         CARR-GOTTSTEIN FOODS CO.
                             AND SUBSIDIARIES

                               FORM 10-Q

              For the Quarterly Period Ended June 28, 1998

                                  INDEX



Part I.  Financial Information                                            Page

     Item 1.  Financial Statements

       a) Consolidated Balance Sheets
          as of June 28, 1998 (unaudited) and December 28, 1997             1

       b) Consolidated Statements of Operations for the 13 weeks
          and 26 weeks ended June 28, 1998 (unaudited)
          and June 29, 1997 (unaudited)                                     2

       c) Consolidated Statements of Cash Flows for the 26 weeks ended
          June 28, 1998 (unaudited) and June 29, 1997 (unaudited)           3

       d) Notes to Consolidated Financial Statements (unaudited)            4

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (unaudited)                        13

Part II.  Other Information                                                17


Signatures                                                                 18


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Carr-Gottstein Foods Co. and Subsidiaries

Consolidated Balance Sheets
--------------------------------------------------------------------------------------------------------------------------
Amounts In Thousands
--------------------------------------------------------------------------------------------------------------------------
                                                                                         June 28,          December 28,
                                                                                           1998                1997
----------------------------------------------------------------------------------- -------------------- ------------------

Assets                                                                                    (unaudited)         (unaudited)
Current assets:
         Cash and cash equivalents                                                       $    13,621         $     11,081
         Accounts receivable, net                                                             11,857               11,513
         Income taxes receivable                                                                 778                  949
         Inventories                                                                          53,347               51,471
         Deferred taxes                                                                        2,690                2,690
         Prepaid expenses and other current assets                                             1,940                2,380
----------------------------------------------------------------------------------- -------------------- ------------------
                  Total current assets                                                        84,233               80,084

Property, plant and equipment, at cost, net of accumulated depreciation                      128,982              134,090
Intangible assets, net of accumulated amortization                                            89,792               88,973
Deferred taxes                                                                                   783                  783
Other assets                                                                                  16,203               11,535
----------------------------------------------------------------------------------- -------------------- ------------------
                                                                                           $ 319,993            $ 315,465
=================================================================================== ==================== ==================

Liabilities and Stockholders' Equity Current liabilities:
         Accounts payable                                                                 $   42,801           $   37,187
         Accrued expenses                                                                     21,128               22,797
         Income taxes payable                                                                    755                    -
         Current maturities of long-term debt                                                  8,647               12,220
----------------------------------------------------------------------------------- -------------------- ------------------
                  Total current liabilities                                                   73,331               72,204

Long-term debt, excluding current maturities                                                 215,077              215,420
Other liabilities                                                                              6,232                3,527
----------------------------------------------------------------------------------- -------------------- ------------------
                  Total liabilities                                                          294,640              291,151
----------------------------------------------------------------------------------- -------------------- ------------------

Stockholders' equity:
         Common stock, $.01 par value, authorized 25,000 shares,
            Issued 9,680 shares                                                                   97                   97
         Additional paid in capital                                                           51,048               52,088
         Deficit                                                                            (16,101)             (16,149)
----------------------------------------------------------------------------------- -------------------- ------------------
                                                                                              35,044               36,036

         Less treasury stock, 1,439 and 1,741 shares, at cost                                  9,691               11,722
----------------------------------------------------------------------------------- -------------------- ------------------
                  Total stockholders' equity                                                  25,353               24,314
----------------------------------------------------------------------------------- -------------------- ------------------

Commitments and contingencies
=================================================================================== ==================== ==================
                                                                                           $ 319,993            $ 315,465
=================================================================================== ==================== ==================

See accompanying notes to consolidated financial statements.

Carr-Gottstein Foods Co. and Subsidiaries

-------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Operations
Amounts In Thousands (except per share data)
-------------------------------------------------------------------------------------------------------------------------------
                                                                    13 Weeks Ended                     26 Weeks Ended
                                                                    June 28,     June 29,         June 28,        June 29,
                                                                      1998         1997             1998            1997
-------------------------------------------------------------- -------------- ----------------- --------------- ----------------
                                                                       (unaudited)                        (unaudited)


Sales                                                            $  150,229     $  152,029       $  285,342      $  293,495
Cost of merchandise sold, including warehousing
       and transportation expenses                                  106,086        108,329          201,733         208,803
-------------------------------------------------------------- -------------- ----------------- --------------- ----------------
Gross profit                                                         44,143         43,700           83,609          84,692

Operating and administrative expenses                                36,000         36,173           69,557          71,687
Non-recurring charge                                                      -          8,949                -           8,949
-------------------------------------------------------------- -------------- ----------------- --------------- ----------------
Operating income (loss)                                               8,143        (1,422)           14,052           4,056

Other expenses:
         Interest expense, net                                      (6,493)        (6,704)         (13,007)        (13,415)
         Other income                                                   15              -               26               -
-------------------------------------------------------------- -------------- ----------------- --------------- ----------------
Total other expense                                                 (6,478)        (6,704)         (12,981)        (13,415)
-------------------------------------------------------------- -------------- ----------------- --------------- ----------------

Net income (loss) before taxes                                        1,665        (8,126)            1,071         (9,359)

Income tax (expense) benefit                                          (983)          3,051          (1,023)           3,265
-------------------------------------------------------------- -------------- ----------------- --------------- ----------------

Net income (loss)                                                  $    682     $  (5,075)           $   48       $   6,094
============================================================== ============== ================= =============== ================

Basic income (loss) per common share                                   0.08         (0.64)             0.01           (0.77)
Diluted income (loss) per common share                                 0.08         (0.64)             0.01      $    (0.77)
============================================================== ============== ================= =============== ================

Weighted avg. common shares outstanding-basic                         8,213          7,932            8,180           7,908
Weighted avg. common shares outstanding-diluted                       8,699          7,932            8,666           7,908
============================================================== ============== ================= =============== ================

See accompanying notes to consolidated financial statements.

Carr-Gottstein Foods Co. and Subsidiaries

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------------------------------------------------
Amounts in Thousands
--------------------------------------------------------------------------------------------------------------------------
                                                                                                26 weeks Ended
                                                                                            June 28,         June 29,
                                                                                              1998             1997
---------------------------------------------------------------------------------------------------------------------------
                                                                                          (unaudited)       (unaudited)
Operating activities:
       Net income (loss)                                                                    $    48        $   (6,094)
       Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
              Depreciation                                                                    6,715             6,836
              Amortization of intangibles                                                     1,420             1,427
              Amortization of loan fees and discounts                                           659               687
              Gain on disposal of property and equipment                                        (26)                -
              (Increase) decrease in assets:
                 Income tax receivable                                                          171              (911)
                 Receivables                                                                   (344)           (1,608)
                 Inventories                                                                 (1,876)           (2,277)
                 Prepaid expenses                                                               440              (112)
                 Deferred taxes                                                                   -            (3,109)
                 Other assets                                                                (5,327)              417
              (Decrease) increase in liabilities:
                 Accounts payable                                                             5,614             2,495
                 Accrued expenses                                                            (1,216)            8,635
                 Income taxes payable                                                           755              (298)
                 Other liabilities                                                            2,252              (131)
---------------------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                                       9,285             5,957
---------------------------------------------------------------------------------------------------------------------------
Investing activities:
       Additions to property and equipment                                                   (4,032)           (1,945)
       Additions to intangibles                                                              (2,239)                -
       Proceeds from sale of property                                                         2,451                 -
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                        (3,820)           (1,945)
---------------------------------------------------------------------------------------------------------------------------
Financing activities:
       Payments on long-term debt                                                            (3,916)           (3,132)
       Short term borrowings, net                                                                 -               900
       Issuance of treasury stock                                                               991               309
---------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                        (2,925)           (1,923)

Net increase in cash and cash equivalents                                                     2,540             2,089

Cash and cash equivalents at beginning of period                                             11,081             8,655
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $   13,621       $    10,744
===========================================================================================================================

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
       Interest                                                                          $   12,895        $   12,584
       Income taxes                                                                             268               971
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

(3) On August 6, 1998, the Company announced that it had signed a definitive agreement (the "Merger Agreement"), with Safeway Inc. ("Safeway") and ACG Merger Sub, Inc., a wholly-owned subsidiary of Safeway, pursuant to which Safeway would acquire all outstanding shares of the Company's Common Stock ("Common Stock") at a purchase price of $12.50 per share. In addition, Safeway will assume approximately $220 million of debt and will account for the transaction as a purchase. The Merger Agreement was unanimously approved by the Board of Directors of the Company. The consummation of the transaction contemplated by the Merger Agreement, which is subject to certain conditions, including approval of the Company's shareholders, clearance from certain regulatory authorities and receipt of certain consents, is expected to occur in the first quarter of 1999. Financing is not a condition to complete the transaction.

     In connection with the Merger Agreement, Green Equity Investors, L.P. (an affiliate of Leonard Green & Associates, L.P.), the Company's largest stockholder, executed an agreement with Safeway (the "Stockholder Support Agreement") in which it agreed to vote its 2,869,592 shares of Common Stock, which represented 34.8% of the Company's outstanding stock at the time of the execution of the agreement in favor of approval of the Merger Agreement.

     The Merger Agreement provides for payment to Safeway of a termination fee and reimbursement of expenses, under certain circumstances, including if the Board, in the exercise of its fiduciary responsibilities, withdraws or modifies its recommendation to the stockholders of the transaction contemplated by the Merger Agreement.

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

The following are condensed consolidating balance sheets:

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
Balance Sheet                         Non-Guarantor      Guarantor       Parent
                                      Subsidiary         Subsidiaries    Company
June 28, 1998                         CGF Properties     (Combined)      Only          Elimination        Consolidated
-----------------------------------------------------------------------------------------------------------------------
           Assets
Inventories                            $        -        $   3,737      $   49,610     $          -        $   53,347
Other current assets                        7,364           80,336           1,209          (58,023)           30,886
-----------------------------------------------------------------------------------------------------------------------
     Total current assets                   7,364           84,073          50,819          (58,023)           84,233

Property, plant and equipment, net         63,197            2,712          63,073                -           128,982
Intangible, net                                 -                -          89,792                -            89,792
Investments in subsidiaries                     -                -         111,802         (111,802)                -
Other assets                                    -              673          16,313                -            16,986
-----------------------------------------------------------------------------------------------------------------------
                                         $ 70,561         $ 87,458       $ 331,799       $ (169,825)        $ 319,993
=======================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities                     $   1,121           $4,356       $ 125,877       $  (58,023)       $   73,331
Long-term debt, excluding current
   maturities                              40,740                -         174,337                -           215,077
Other liabilities                               -                -           6,232                -             6,232
-----------------------------------------------------------------------------------------------------------------------
     Total liabilities                     41,861            4,356         306,446          (58,023)          294,640

Common stock                                   10               44              97              (54)               97
Additional paid-in capital                 28,966           39,381          51,048          (68,347)           51,048
Retained earnings (deficit)                  (276)          43,677         (16,101)         (43,401)          (16,101)
-----------------------------------------------------------------------------------------------------------------------
                                           28,700           83,102          35,044         (111,802)           35,044

Less treasury stock                             -                -          (9,691)               -            (9,691)
-----------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity            28,700           83,102          25,353         (111,802)           25,253
-----------------------------------------------------------------------------------------------------------------------

                                         $ 70,561        $  87,458      $  331,799       $ (169,825)        $ 319,993
=======================================================================================================================

Carr-Gottstein Foods Co. and Subsidiaries

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
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
=======================================================================================================================

Carr-Gottstein Foods Co. and Subsidiaries

The following are condensed consolidating statements of operations:

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
Statement of Operations                Non-Guarantor         Guarantor       Parent
                                       Subsidiary            Subsidiaries    Company
13 Weeks Ended June 28, 1998           CGF Properties        (Combined)      Only           Elimination    Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales                                    $        -           $ 20,671       $ 140,051      $ (10,493)      $ 150,229
Cost of merchandise sold, including
     warehousing and transportation
     expenses                                     -             14,888         101,691        (10,493)        106,086
-----------------------------------------------------------------------------------------------------------------------
     Gross profit                                 -              5,783          38,360              -          44,143

Operating and administrative
     (income) expenses                       (1,442)             2,567          34,875              -          36,000
Non-recurring charge                              -                  -               -              -               -
-----------------------------------------------------------------------------------------------------------------------
Operating income                              1,442              3,216           3,485              -           8,143

Interest expense, net                        (1,098)                 -          (5,395)             -          (6,493)
Other income                                      -                  -              15              -              15
Equity in subsidiary earnings                     -                  -           2,100         (2,100)              -
-----------------------------------------------------------------------------------------------------------------------
     Income before income tax                   344              3,216             205         (2,100)          1,665

Income tax (expense) benefit                   (141)            (1,319)            477              -            (983)
-----------------------------------------------------------------------------------------------------------------------

Net income                               $      203          $   1,897        $    682      $  (2,100)        $   682
=======================================================================================================================

Carr-Gottstein Foods Co. and Subsidiaries

The following are condensed consolidating statements of operations:

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
Statement of Operations                 Non-Guarantor        Guarantor       Parent
                                        Subsidiary           Subsidiaries    Company
26 Weeks Ended June 28, 1998            CGF Properties       (Combined)      Only          Elimination     Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales                                   $         -           $ 39,120       $ 266,186      $ (19,964)      $ 285,342
Cost of merchandise sold, including
     warehousing and transportation
     expenses                                     -             28,501         193,196        (19,964)       201,733
-----------------------------------------------------------------------------------------------------------------------
     Gross profit                                 -             10,619          72,990              -         83,609

Operating and administrative
     (income) expenses                       (2,774)             5,098          67,233              -         69,557
 Non-recurring charge                             -                  -               -              -              -
-----------------------------------------------------------------------------------------------------------------------
Operating income                              2,774              5,521           5,757              -         14,052

Interest expense, net                        (2,201)                 -         (10,806)             -        (13,007)
Other income                                      -                  -              26              -             26
Equity in subsidiary earnings                     -                  -           3,595         (3,595)             -
-----------------------------------------------------------------------------------------------------------------------
     Income before income tax                   573              5,521          (1,428)        (3,595)         1,071

Income tax (expense) benefit                   (235)            (2,264)          1,476              -         (1,023)
-----------------------------------------------------------------------------------------------------------------------

Net income                               $      338          $   3,257         $    48      $  (3,595)         $   48
=======================================================================================================================

Carr-Gottstein Foods Co. and Subsidiaries

The following are condensed consolidating statements of operations:

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
Statement of Operations                Non-Guarantor         Guarantor       Parent
                                         Subsidiary          Subsidiaries    Company
13 Weeks Ended June 29,1997            CGF Properties        (Combined)      Only           Elimination    Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales                                     $       -           $ 20,736       $ 142,395      $ (11,102)      $ 152,029
Cost of merchandise sold, including
     warehousing and transportation
     expenses                                     -             15,101         104,330        (11,102)        108,329
-----------------------------------------------------------------------------------------------------------------------
     Gross profit                                 -              5,635          38,065              -          43,700

Operating and administrative
     expenses                                (1,420)             2,712          34,881              -          36,173
Non-recurring charge                              -                  -           8,949              -           8,949
-----------------------------------------------------------------------------------------------------------------------
Operating income (loss)                       1,420              2,923          (5,765)             -          (1,422)

Interest expense, net                        (1,116)                 -          (5,588)             -          (6,704)
Equity in subsidiary earnings                     -                  -           1,904         (1,904)              -
-----------------------------------------------------------------------------------------------------------------------
     Income (loss) before income tax            304              2,923          (9,449)        (1,904)         (8,126)

Income tax (expense) benefit                   (125)            (1,198)          4,374              -           3,051
-----------------------------------------------------------------------------------------------------------------------

Net income (loss)                          $    179          $   1,725     $    (5,075)     $  (1,904)     $   (5,075)
=======================================================================================================================

Carr-Gottstein Foods Co. and Subsidiaries

The following are condensed consolidating statements of operations:

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
Statement of Operations                  Non-Guarantor       Guarantor       Parent
                                         Subsidiary          Subsidiaries    Company
26 Weeks Ended June 29, 1997             CGF Properties      (Combined)      Only           Elimination    Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales                                     $       -           $ 37,780       $ 275,453      $ (19,737)      $ 293,495
Cost of merchandise sold, including
     warehousing and transportation
     expenses                                     -             27,292         201,249        (19,737)        208,803
-----------------------------------------------------------------------------------------------------------------------
     Gross profit                                 -             10,488          74,204              -          84,692

Operating and administrative
     (income) expenses                       (2,669)             5,530          68,826              -          71,687
Non-recurring charge                              -                  -           8,949              -           8,949
-----------------------------------------------------------------------------------------------------------------------
Operating income                              2,669              4,958          (3,571)             -           4,056

Interest expense, net                        (2,312)                 -         (11,103)             -         (13,415)
Equity in subsidiary earnings                     -                  -           3,136         (3,136)              -
-----------------------------------------------------------------------------------------------------------------------
     Earnings before income tax                 357              4,958         (11,538)        (3,136)         (9,359)

Income tax (expense) benefit                   (147)            (2,032)          5,444              -           3,265
-----------------------------------------------------------------------------------------------------------------------

Net earnings (loss)                         $   210          $   2,926     $    (6,094)     $  (3,136)     $   (6,094)
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

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows                                   Non-Guarantor      Guarantor       Parent
                                                          Subsidiary         Subsidiaries    Company
26 Weeks Ended June 28, 1998                              CGF Properties     (Combined)      Only          Consolidated
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities        $      1,992       $  (1,593)     $   8,886       $   9,285
-----------------------------------------------------------------------------------------------------------------------

Investing activities
         Addition to property and equipment                      (1,815)          (808)        (1,409)         (4,032)
         Proceeds from sale of property and equipment                 -          2,401             50           2,451
         Additions to intangible assets                               -              -         (2,239)         (2,239)
Net cash provided by (used in) investing activities              (1,815)         1,593         (3,598)         (3,820)
-----------------------------------------------------------------------------------------------------------------------

Financing activities
         Payments on long-term debt                                (176)             -         (3,740)         (3,916)
         Short term borrowings, net                                   -              -              -               -
         Issuance of treasury stock                                   -              -            991             991
-------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                              (176)             -         (2,749)         (2,925)
-----------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                             1              -          2,539           2,540

Cash and cash equivalents at beginning of period                     53            106         10,922          11,081
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                   $       54       $    106      $  13,461      $   13,621
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

Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows                                     Non-Guarantor      Guarantor     Parent
                                                            Subsidiary         Subsidiaries  Company
26 Weeks Ended June 29, 1997                                CGF Properties     (Combined)    Only         Consolidated
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                    $      324        $    10      $   5,623      $    5,957
-----------------------------------------------------------------------------------------------------------------------

Investing activities
         Addition to property and equipment                           -            (10)        (1,935)         (1,945)
-----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 -            (10)        (1,935)         (1,945)
-----------------------------------------------------------------------------------------------------------------------

Financing activities
         Payments on long-term debt                                (322)             -         (2,810)         (3,132)
         Short term borrowings, net                                   -              -            900             900
         Issuance of treasury stock                                   -              -            309             309
-----------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                              (322)             -         (1,601)         (1,923)
-----------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                             2              -          2,087           2,089

Cash and cash equivalents at beginning of period                     53            106          8,496          8,655
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                   $       55       $    106     $   10,583       $  10,744
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

Results of Operations

         13 Weeks Ended June 28, 1998 Compared to 13 Weeks Ended June 29, 1997

         Sales. Sales for the 13 weeks ended June 28, 1998 were $150.2 million compared to $152.0 million for the 13 weeks ended June 29, 1997. The 1.2% decrease was due primarily to the closure of YES Foods, which closed in the third quarter of 1997. Excluding the impact of YES Foods, sales improved by $3.9 million, or 2.6%. Retail comparable store sales for the 13 weeks of 1998, improved 1.0% from the 13 week period in 1998.

         Gross Profit. Gross profit for the 13 weeks ended June 28, 1998 was $44.1 million compared to $43.7 million for the 13 weeks ended June 29, 1997. The improvement in gross margin dollars is primarily attributable to the increase in sales at the retail locations as compared to the prior year. As a percentage of sales, gross profit was 29.4% for the 13 weeks 1998 compared to 28.7% for the 13 weeks 1997. Gross profit as a percentage of sales for the 13 weeks 1998 increased primarily due to the closure of YES Foods, which was operating at lower average gross margins during the 1997 period.

         Operating and Administrative Expenses. Operating and administrative expenses for the 13 weeks ended June 28, 1998 were $36.0 million compared to $36.2 million for the 13 weeks ended June 29, 1997. Operating and administrative expenses as a percentage of sales were 24.0% for the 13 weeks 1998 compared to 23.8% for the 13 weeks 1997.

         Operating Income. Operating income for the 13 weeks ended June 28, 1998 increased $9.6 million from an operating loss of $1.4 million in the second quarter of 1997 to $8.1 million in the second quarter of 1998. This increase in operating income was due to improvements in gross profit margin, effective expense control and a non-recurring pre-tax charge of $8.9 million taken in the 1997 quarter for expenses primarily associated with the closure of YES Foods and the discontinuance of service to a Russian export business.

         Other Income and Expense. Net interest expense was $6.5 million for the 13 weeks ended June 28, 1998 compared to $6.7 million for the 13 weeks ended June 29, 1997. The decrease in interest expense was due primarily to lower average debt balances in the quarter.

         Income Taxes. Income tax expense for the 13 weeks ended June 28, 1998 was $1.0 million compared to a $3.1 million benefit for the 13 weeks ended June 29, 1997.

         Net Income. Net income for the 13 weeks ended June 28, 1998 was $0.7 million, or $0.08 per share, versus a net loss of $5.1 million, or $0.64 per share for the 13 weeks ended June 29, 1997.

         26 Weeks Ended June 28, 1998 Compared to 26 Weeks Ended June 29, 1997

         Sales. Sales for the 26 weeks ended June 28, 1998 were $285.3 million compared to $293.5 million for the 26 weeks ended June 29, 1997. The decrease in sales for the 26 weeks of 1998 reflects an increase of 0.2% in total retail comparable store sales.

         Gross Profit. Gross profit for the 26 weeks ended June 28, 1998 was $83.6 million compared to $84.7 million for the 26 weeks ended June 29, 1997. The decrease in gross margin dollars is primarily attributable to the closure of YES Foods. As a percentage of sales, gross profit was 29.3% for the 26 weeks 1998 compared to 28.9 % for the 26 weeks 1997.

         Operating and Administrative Expenses. Operating and administrative expenses for the 26 weeks ended June 28, 1998 were $69.6 million compared to $71.7 million for the 26 weeks ended June 29, 1997. Operating and administrative expenses as a percentage of sales were 24.4% for the 26 weeks 1998 compared to 24.4% for the 26 weeks 1997. The decrease in operating expense dollars is due primarily to the reduction in expenses from the closure of YES Foods.

         Operating Income. Operating income for the 26 weeks ended June 28, 1998 increased $10.0 million from $4.1 million, or 1.4% of sales, in 1997 to $14.1 million, or 4.9% of sales in 1998. This increase in operating income was due to improvements in gross profit margin, effective expense control and the non-recurring pre-tax charge taken in the second quarter of 1997 for expenses primarily associated with the closure of YES Foods and the discontinuance of service to a Russian export business.

         Other Income and Expense. Net interest expense was $13.0 million for the 26 weeks ended June 28, 1998 compared to $13.4 million for the 26 weeks ended June 29, 1997. The decrease in interest expense is due to lower average debt balances during the first half of 1998.

         Income Taxes. The Company recognized an income tax expense for the 26 weeks ended June 28, 1998 of $1.0 million compared to a $3.3 million benefit for the 26 weeks ended June 29, 1997.

         Net Income. Net loss for the 26 weeks ended June 28, 1998 was $48,000 or $0.01 per share, versus a net loss of $6.1 million, or $0.77 per share for the 26 weeks ended June 29, 1997.

Liquidity and Capital Resources

         The Company's primary sources of liquidity are cash flows from operations and its working capital revolving credit facility, which are considered to be adequate for anticipated cash needs. Primary uses are capital expenditures, debt service, and lease payments.

         Net cash provided by operating activities was $9.3 million for the 26 weeks ended June 28, 1998 compared to net cash provided by operating activities of $6.0 million for the same period in 1997. The change in the 26 weeks 1998 compared to 1997 was due primarily to the increased net earnings recorded during this period.

         Capital expenditures for the 26 weeks ending June 28, 1998 were $6.3 million. Capital expenditures are expected to range between $8.0 and $12.0 million for fiscal 1998. It is anticipated that the balance of 1998 capital expenditures will be funded out of cash provided by operations and borrowings under the working capital revolver.

         Net cash used by financing activities for the 26 weeks ending June 28, 1998 was $2.9 million. During this time period, the Company had no increased borrowings under its revolving line of credit and made payments against its long-term debt in the amount of $3.9 million. The level of borrowings under the

Company's revolving debt is dependent primarily upon cash flows from operations,
the  timing  of  disbursements,   long-term   borrowing   activity  and  capital
expenditures.

         At June 28, 1998 there were no borrowings outstanding on the revolving debt. The Company had available unused credit of $35.0 million. Funds borrowed under the revolving credit portion of the Company's credit facility are restricted to working capital and general corporate purposes. The level of borrowings under the Company's revolving debt is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements.

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

Recent Events

         On August 6, 1998, the Company announced that it had signed a definitive agreement (the "Merger Agreement"), with Safeway Inc. ("Safeway") and ACG Merger Sub, Inc., a wholly-owned subsidiary of Safeway, pursuant to which Safeway would acquire all outstanding shares of the Company's Common Stock

("Common Stock") at a purchase price of $12.50 per share. In addition, Safeway will assume approximately $220 million of debt and will account for the transaction as a purchase. The Merger Agreement was unanimously approved by the Board of Directors of the Company. The consummation of the transaction contemplated by the Merger Agreement, which is subject to certain conditions, including approval of the Company's shareholders, clearance from certain regulatory authorities and receipt of certain consents, is expected to occur in the first quarter of 1999. Financing is not a condition to complete the transaction.

         In connection with the Merger Agreement, Green Equity Investors, L.P. (an affiliate of Leonard Green & Associates, L.P.), the Company's largest stockholder, executed an agreement with Safeway (the "Stockholder Support Agreement") in which it agreed to vote its 2,869,592 shares of Common Stock, which represented 34.8% of the Company's outstanding stock at the time of the execution of the agreement in favor of approval of the Merger Agreement.

         The Merger Agreement provides for payment to Safeway of a termination fee and reimbursement of expenses, under certain circumstances, including if the Board, in the exercise of its fiduciary responsibilities, withdraws or modifies its recommendation to the stockholders of the transaction contemplated by the Merger Agreement.


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

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

        (a) The exhibits set forth in the Exhibit Index on page 19 hereof are filed with this quarterly report on Form 10-Q.

        (b) No reports were filed on Form 8-K during the quarter ended June 28, 1998.

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

                                            Date:  August 11, 1998



                                            By: s/s Donald J. Anderson
                                                Donald J. Anderson
                                                Senior Vice-President and
                                                Chief Financial Officer

                                            Date:  August 11, 1998

                          CARR-GOTTSTEIN FOODS CO.

                               Exhibit Index

The following exhibits are attached as indicated:


Exhibit
Number Description of Exhibit

27      Financial Data Schedule
27.1    Restated Financial Schedule
27.2    Restated Financial Schedule