Form 10-Q
period 1998-09-27
CARR GOTTSTEIN FOODS CO
filed 1998-11-12
CIK 871891

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

                         -----------------------------------

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Quarterly Period Ended September 27, 1998
                                         or

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

                                          Yes [ X ] No [ ]

     The number of shares of the registrant's Common Stock outstanding at November 9, 1998 was 8,243,752 shares.



                                  EXHIBIT INDEX
                               APPEARS AT PAGE 19

                                  Page 1 of 21
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            CARR-GOTTSTEIN FOODS CO.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                For the Quarterly Period Ended September 27, 1998

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                            Page

     Item 1.       Financial Statements

           a)      Consolidated Balance Sheets
                   as of September 27, 1998 (unaudited) and December 28, 1997                                1

           b)      Consolidated Statements of Operations for the 13 weeks and
                   39 weeks ended September 27, 1998 (unaudited) and
                   September 28, 1997 (unaudited)                                                            2

           c)      Consolidated Statements of Cash Flows for the 39 weeks
                   ended September 27, 1998 (unaudited) and September 28,
                   1997 (unaudited)                                                                         3

           d)      Notes to Consolidated Financial Statements (unaudited)                                   4

     Item 2.       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (unaudited)                                                   13

PART II.  OTHER INFORMATION                                                                                17

SIGNATURES                                                                                                 18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------------
AMOUNTS IN THOUSANDS
--------------------------------------------------------------------------------------------------------------------------
                                                                                         September 27,        December 28,
                                                                                            1998                 1997
--------------------------------------------------------------------------------------------------------------------------
           ASSETS                                                                        (unaudited)
Current assets:
     Cash and cash equivalents                                                            $   14,879          $    11,081
     Accounts receivable, net                                                                 11,267               11,513
     Income taxes receivable                                                                     749                  949
     Inventories                                                                              54,415               51,471
     Deferred taxes                                                                            2,690                2,690
     Prepaid expenses and other current assets                                                 1,835                2,380
--------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                                 85,835               80,084

Property, plant and equipment, at cost, net of accumulated depreciation                      127,148              134,090
Intangible assets, net of accumulated amortization                                            89,799               88,973
Deferred taxes                                                                                   783                  783
Other assets                                                                                  16,344               11,535
--------------------------------------------------------------------------------------------------------------------------
                                                                                          $  319,909           $  315,465
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                     $   41,730           $   37,187
     Accrued expenses                                                                         23,842               22,797
     Income taxes payable                                                                      1,696                    -
     Note payable                                                                                257                    -
     Current maturities of long-term debt                                                      8,416               12,220
--------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                            75,941               72,204

Long-term debt, excluding current maturities                                                 211,066              215,420
Note payable                                                                                   2,641                    -
Other liabilities                                                                              3,559                3,527
--------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                   293,207              291,151
--------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Common stock, $.01 par value, authorized 25,000 shares,
         Issued 9,680 shares                                                                      97                   97
     Additional paid in capital                                                               51,006               52,088
     Deficit                                                                                 (14,756)             (16,149)
--------------------------------------------------------------------------------------------------------------------------
                                                                                              36,347               36,036

     Less treasury stock, 1,438 and 1,741 shares, at cost                                      9,645               11,722
--------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                           26,702               24,314
--------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------------------------------------------------
                                                                                          $  319,909           $  315,465
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------------
AMOUNTS IN THOUSANDS (EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------------------------------------------------------
                                                                      13 Weeks Ended                     39 Weeks Ended
                                                                  ------------------------        -------------------------
                                                                  Sept. 27,      Sept. 28,        Sept. 27,       Sept. 28,
                                                                    1998           1997             1998            1997
-------------------------------------------------------------------------------------------------------------------------------
                                                                       (unaudited)                        (unaudited)
-------------------------------------------------------------------------------------------------------------------------------
SALES                                                            $  155,427     $  152,007       $  440,769      $  445,503
Cost of merchandise sold, including warehousing
     and transportation expenses                                    110,295        108,576          312,028         317,380
-------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                         45,132         43,431          128,741         128,123

Operating and administrative expenses                                36,108         35,467          105,665         107,154
Non-recurring charge                                                      -              -                -           8,949
-------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                      9,024          7,964           23,076          12,020

Other (expense) income:
     Interest expense, net                                           (6,266)        (6,687)         (19,274)        (20,102)
      Other income (expense)                                              8           (218)              35            (218)
-------------------------------------------------------------------------------------------------------------------------------
Total other expense                                                  (6,258)        (6,905)         (19,239)        (20,320)
-------------------------------------------------------------------------------------------------------------------------------

Net income (loss) before taxes                                        2,766          1,059            3,837          (8,300)

Income tax (expense) benefit                                         (1,421)          (720)          (2,444)          2,545
-------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                $    1,345     $      339       $    1,393      $   (5,755)
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

Basic income (loss) per common share                             $     0.16     $     0.04       $     0.17      $    (0.73)
Diluted income (loss) per common share                                 0.16           0.04             0.16           (0.73)
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

Weighted avg. common shares outstanding-basic                         8,242          7,935            8,201           7,918
Weighted avg. common shares outstanding-diluted                       8,558          8,671            8,517           7,918
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------
AMOUNTS IN THOUSANDS
------------------------------------------------------------------------------------------------------------------------
                                                                                                   39 weeks Ended
                                                                                          ------------------------------
                                                                                           Sept. 27,        Sept. 28,
                                                                                              1998             1997
------------------------------------------------------------------------------------------------------------------------
                                                                                        (unaudited)         (unaudited)
                                                                                        -----------         -----------
OPERATING ACTIVITIES:
     Net income (loss)                                                                  $    1,393       $     (5,755)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
              Depreciation                                                                   10,082            10,235
              Amortization of intangibles                                                     2,288             2,143
              Amortization of loan fees and discounts                                           976             1,016
              Gain on disposal of property and equipment                                        (34)              (40)
              (Increase) decrease in assets:
                 Income tax receivable                                                          200              (911)
                 Receivables                                                                    246              (113)
                 Inventories                                                                 (3,819)           (1,008)
                 Prepaid expenses                                                               545               (34)
                 Deferred taxes                                                                   -            (2,374)
                 Other assets                                                                (5,785)              (85)
              (Decrease) increase in liabilities:
                 Accounts payable                                                             4,543             1,349
                 Accrued expenses                                                             1,332             9,195
                 Income taxes payable                                                         1,696              (298)
                 Other liabilities                                                            2,745               253
------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                           16,407            13,573
------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Additions to property and equipment                                                     (5,593)           (3,192)
     Additions to intangibles                                                                (2,239)                -
     Proceeds from sale of property                                                           2,487               588
------------------------------------------------------------------------------------------------------------------------
         NET CASH USED IN INVESTING ACTIVITIES                                               (5,345)           (2,604)
------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
     Payments on long-term debt                                                              (8,158)           (7,104)
     Payments on note payable                                                                  (102)                -
     Short term borrowings, net                                                                   -            (5,000)
     Issuance of treasury stock                                                                 995               321
------------------------------------------------------------------------------------------------------------------------
         NET CASH USED IN FINANCING ACTIVITIES                                               (7,265)          (11,783)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          3,798              (814)

Cash and cash equivalents at beginning of period                                             11,081             8,655
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $    14,879      $      7,841
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                           $    15,816      $     16,083
     Income taxes                                                                               748               956
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

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

(3) On August 6, 1998, the Company announced that it had signed a definitive agreement (the "Merger Agreement"), with Safeway Inc. ("Safeway") and ACG Merger Sub, Inc., a wholly-owned subsidiary of Safeway, pursuant to which Safeway would acquire all outstanding shares of the Company's Common Stock ("Common Stock") at a purchase price of $12.50 per share. In addition, Safeway will assume approximately $220 million of debt and will account for the transaction as a purchase. The Board of Directors of the Company approved the Merger Agreement. The consummation of the transaction contemplated by the Merger Agreement, which is subject to certain conditions, including approval of the Company's stockholders, clearance from certain regulatory authorities and receipt of certain consents, is expected to occur in the first quarter of 1999. Financing is not a condition to complete the transaction.

     In connection with the Merger Agreement, Green Equity Investors, L.P. (an affiliate of Leonard Green & Associates, L.P.), the Company's largest stockholder, executed an agreement with Safeway (the "Stockholder Support Agreement") in which it agreed to vote its 2,869,592 shares of Common Stock, which represented 34.8% of the Company's outstanding stock at the time of the execution of the agreement, in favor of approval of the Merger Agreement and the transaction contemplated thereby.

     The Merger Agreement provides for payment to Safeway of a termination fee and reimbursement of expenses, under certain circumstances, including if the Board, in the exercise of its fiduciary responsibilities, withdraws or modifies its recommendation to the stockholders of the transaction contemplated by the Merger Agreement.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

(4) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The following are condensed consolidating balance sheets:


AMOUNTS IN THOUSANDS
-----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET                          NON-GUARANTOR     GUARANTOR           PARENT
                                          SUBSIDIARY     SUBSIDIARIES       COMPANY
SEPTEMBER 27, 1998                    CGF PROPERTIES     (COMBINED)           ONLY        ELIMINATION      CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------

           ASSETS
Inventories                             $       -        $   3,656          $  50,759     $         -        $   54,415
Other current assets                        7,965           82,047               (586)        (58,006)           31,420
-----------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                   7,965           85,703             50,173         (58,006)           85,835

Property, plant and equipment, net         62,546            2,511             62,091               -           127,148
Intangible, net                                 -                -             89,799               -            89,799
Investments in subsidiaries                     -                -            113,946        (113,946)                -
Other assets                                    -              673             16,454               -            17,127
-----------------------------------------------------------------------------------------------------------------------
                                        $  70,511        $  88,887          $ 332,463     $  (171,952)       $  319,909
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                     $   1,068        $   3,850          $ 129,029     $   (58,006)       $   75,941
Long-term debt, excluding current
   maturities                              40,534                -            170,532               -           211,066
Other liabilities                               -                -              6,200               -             6,200
-----------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                     41,602            3,850            305,761         (58,006)          293,207
-----------------------------------------------------------------------------------------------------------------------

Common stock                                   10               44                 97             (54)               97
Additional paid-in capital                 28,966           39,381             51,006         (68,347)           51,006
Retained earnings (deficit)                   (67)          45,612            (14,756)        (45,545)          (14,756)
-----------------------------------------------------------------------------------------------------------------------
                                           28,909           85,037             36,347        (113,946)           36,347

Less treasury stock                             -                -              9,645               -             9,645
     TOTAL STOCKHOLDERS' EQUITY            28,909           85,037             26,702        (113,946)           26,702
-----------------------------------------------------------------------------------------------------------------------

                                        $  70,511        $  88,887          $ 332,463     $  (171,952)       $  319,909
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES


AMOUNTS IN THOUSANDS
-----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET                          NON-GUARANTOR         GUARANTOR         PARENT
                                         SUBSIDIARY         SUBSIDIARIES      COMPANY
DECEMBER 28, 1997                      CGF PROPERTIES        (COMBINED)         ONLY        ELIMINATION CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------

                ASSETS
Inventories                            $            -       $    3,837      $   47,634     $        -      $   51,471
Other current assets                            8,323           74,760           5,230        (59,700)         28,613
-----------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                       8,323           78,597          52,864        (59,700)         80,084

Property, plant and equipment, net             62,671            4,951          66,468              -         134,090
Intangible, net                                     -                -          88,973              -          88,973
Investments in subsidiaries                         -                -         108,207       (108,207)              -
Other assets                                       32              573          11,713              -          12,318
-----------------------------------------------------------------------------------------------------------------------
                                       $       71,026       $   84,121      $  328,225     $ (167,907)     $  315,465
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                    $        1,591  $         4,276       $ 126,037     $  (59,700)     $   72,204
Long-term debt, excluding current
   maturities                                  41,073                -         174,347              -         215,420
Other liabilities                                   -                -           3,527              -           3,527
-----------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                         42,664            4,276         303,911        (59,700)        291,151
-----------------------------------------------------------------------------------------------------------------------

Common stock                                       10               44              97            (54)             97
Additional paid-in capital                     28,966           39,381          52,088        (68,347)         52,088
Retained earnings (deficit)                      (614)          40,420         (16,149)       (39,806)        (16,149)
-----------------------------------------------------------------------------------------------------------------------
                                               28,362           79,845          36,036       (108,207)         36,036

Less treasury stock                                 -                -          11,722              -          11,722
-----------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                28,362           79,845          24,314       (108,207)         24,314
-----------------------------------------------------------------------------------------------------------------------

                                       $       71,026        $  84,121       $ 328,225     $ (167,907)     $  315,465
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

The following are condensed consolidating statements of operations:


AMOUNTS IN THOUSANDS
------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS                NON-GUARANTOR          GUARANTOR       PARENT
                                         SUBSIDIARY         SUBSIDIARIES     COMPANY
13 WEEKS ENDED SEPT. 27, 1998          CGF PROPERTIES        (COMBINED)        ONLY        ELIMINATION     CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------

Sales                                    $        -          $  21,227      $  155,293      $ (21,093)      $ 155,427
Cost of merchandise sold, including
     warehousing and transportation
     expenses                                     -             15,411         115,977        (21,093)        110,295
------------------------------------------------------------------------------------------------------------------------
     GROSS PROFIT                                 -              5,816          39,316              -          45,132

Operating and administrative
     (income) expenses                       (1,447)             2,537          35,018              -          36,108
------------------------------------------------------------------------------------------------------------------------
     OPERATING INCOME                         1,447              3,279           4,298              -           9,024

Interest expense, net                        (1,093)                 -          (5,173)             -          (6,266)
Other income                                      -                  -               8              -               8
Equity in subsidiary earnings                     -                  -           2,144         (2,144)              -
------------------------------------------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAX                   354              3,279           1,277         (2,144)          2,766

Income tax (expense) benefit                   (145)            (1,344)             68              -          (1,421)
------------------------------------------------------------------------------------------------------------------------

     NET INCOME                          $      209          $   1,935      $    1,345      $  (2,144)      $   1,345
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

The following are condensed consolidating statements of operations:


AMOUNTS IN THOUSANDS
-----------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS                NON-GUARANTOR          GUARANTOR       PARENT
                                        SUBSIDIARY          SUBSIDIARIES      COMPANY
39 WEEKS ENDED SEPT. 27, 1998         CGF PROPERTIES         (COMBINED)        ONLY       ELIMINATION      CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------
Sales                                  $          -           $ 60,347       $ 410,986      $ (30,564)      $ 440,769
Cost of merchandise sold, including
     warehousing and transportation
     expenses                                     -             43,912         298,680        (30,564)        312,028
-----------------------------------------------------------------------------------------------------------------------
     GROSS PROFIT                                 -             16,435         112,306              -         128,741

Operating and administrative
     (income) expenses                       (4,221)             7,635         102,251              -         105,665
-----------------------------------------------------------------------------------------------------------------------
     OPERATING INCOME                         4,221              8,800          10,055              -          23,076

Interest expense, net                        (3,294)                 -         (15,980)             -         (19,274)
Other income                                      -                  -              35              -              35
Equity in subsidiary earnings                     -                  -           5,739         (5,739)              -
-----------------------------------------------------------------------------------------------------------------------
     INCOME (LOSS) BEFORE INCOME TAX            927              8,800            (151)        (5,739)          3,837

Income tax (expense) benefit                   (380)            (3,608)          1,544              -          (2,444)
-----------------------------------------------------------------------------------------------------------------------

     NET INCOME                        $        547           $  5,192       $   1,393      $  (5,739)      $   1,393
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

The following are condensed consolidating statements of operations:


AMOUNTS IN THOUSANDS
-----------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS                NON-GUARANTOR          GUARANTOR        PARENT
                                         SUBSIDIARY         SUBSIDIARIES      COMPANY
13 WEEKS ENDED SEPT. 28, 1997          CGF PROPERTIES        (COMBINED)         ONLY         ELIMINATION CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------

Sales                                  $          -          $  20,447       $ 142,662      $ (11,102)      $ 152,007
Cost of merchandise sold, including
     warehousing and transportation
     expenses                                     -             15,132         104,546        (11,102)        108,576
-----------------------------------------------------------------------------------------------------------------------
     GROSS PROFIT                                 -              5,315          38,116              -          43,431

Operating and administrative
     expenses                                (1,360)             2,785          34,042              -          35,467
-----------------------------------------------------------------------------------------------------------------------
     OPERATING INCOME                         1,360              2,530           4,074              -           7,964

Interest expense, net                        (1,112)                 -          (5,575)             -          (6,687)
Other expense                                     -                  -            (218)             -            (218)
Equity in subsidiary earnings                     -                  -           1,639         (1,639)              -
-----------------------------------------------------------------------------------------------------------------------
     INCOME (LOSS) BEFORE INCOME TAX            248              2,530             (80)        (1,639)          1,059

Income tax (expense) benefit                   (102)            (1,037)            419              -            (720)
-----------------------------------------------------------------------------------------------------------------------

     NET INCOME                        $        146          $   1,493       $     339      $  (1,639)      $     339
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

The following are condensed consolidating statements of operations:


AMOUNTS IN THOUSANDS
-----------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS                NON-GUARANTOR         GUARANTOR        PARENT
                                         SUBSIDIARY         SUBSIDIARIES      COMPANY
39 WEEKS ENDED SEPT. 28, 1997          CGF PROPERTIES        (COMBINED)         ONLY         ELIMINATION CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------

Sales                                  $          -           $ 58,227       $ 418,115      $ (30,839)     $  445,503
Cost of merchandise sold, including
     warehousing and transportation
     expenses                                     -             42,424         305,795        (30,839)        317,380
-----------------------------------------------------------------------------------------------------------------------
     GROSS PROFIT                                 -             15,803         112,320              -         128,123

Operating and administrative
     (income) expenses                       (4,029)             8,315         102,868              -         107,154
Non-recurring charge                              -                  -           8,949              -           8,949
-----------------------------------------------------------------------------------------------------------------------
     OPERATING INCOME                         4,029              7,488             503              -          12,020

Interest expense, net                        (3,424)                 -         (16,678)             -         (20,102)
Other expense                                     -                  -            (218)             -            (218)
Equity in subsidiary earnings                     -                  -           4,775         (4,775)              -
-----------------------------------------------------------------------------------------------------------------------
     INCOME (LOSS) BEFORE INCOME TAX            605              7,488         (11,618)        (4,775)         (8,300)

Income tax (expense) benefit                   (249)            (3,069)          5,863              -           2,545
-----------------------------------------------------------------------------------------------------------------------

     NET INCOME (LOSS)                 $        356           $  4,419       $  (5,755)     $  (4,775)     $   (5,755)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

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
                                                             SUBSIDIARY     SUBSIDIARIES    COMPANY
39 WEEKS ENDED SEPT. 27, 1998                              CGF PROPERTIES    (COMBINED)       ONLY         CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           $   2,359     $   (1,754)    $   15,803      $   16,408
-----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
       Addition to property and equipment                        (1,815)           (60)        (3,718)         (5,593)
       Proceeds from sale of property and equipment                   -          1,814            673           2,487
       Additions to intangible assets                                 -              -         (2,239)         (2,239)
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (1,815)         1,754         (5,284)         (5,345)
-----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
       Payments on long-term debt                                  (543)             -         (7,615)         (8,158)
       Payments on note payable                                       -              -           (102)           (102)
       Issuance of treasury stock                                     -              -            995             995
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                              (543)             -         (6,722)         (7,265)
-----------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             1              -          3,797           3,798

Cash and cash equivalents at beginning of period                     53            106         10,922          11,081
-----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $      54     $      106     $   14,719      $   14,879
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

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
                                                              SUBSIDIARY    SUBSIDIARIES    COMPANY
39 WEEKS ENDED SEPT. 28, 1997                               CGF PROPERTIES   (COMBINED)      ONLY         CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      $    490       $     12      $  13,071     $    13,573
-----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
       Addition to property and equipment                             -            (12)        (3,180)         (3,192)
       Proceeds from sale of property and equipment                   -              -            588             588
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                 -            (12)        (2,592)         (2,604)
-----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
       Payments on long-term debt                                  (488)             -         (6,616)         (7,104)
       Short term payments                                            -              -         (5,000)         (5,000)
       Issuance of treasury stock                                     -              -            321             321
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                              (488)             -        (11,295)        (11,783)
-----------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  2              -           (816)           (814)

Cash and cash equivalents at beginning of period                     53            106          8,496           8,655
-----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $     55       $    106      $   7,680     $     7,841
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

13 WEEKS ENDED SEPTEMBER 27, 1998 COMPARED TO 13 WEEKS ENDED SEPTEMBER 28, 1997

         SALES. Sales for the 13 weeks ended September 27, 1998 were $155.4 million compared to $152.0 million for the 13 weeks ended September 28, 1997. The 2.25% increase was due primarily to improvements at the retail locations partially offset by the reduction in sales due to the closure of YES Foods, which closed in the third quarter of 1997. Excluding the impact of YES Foods, sales improved by $7.9 million, or 5.3%. Retail comparable store sales for the 13 weeks of 1998 improved 3.7% compared to the 13 week period in 1997.

         GROSS PROFIT. Gross profit for the 13 weeks ended September 27, 1998 was $45.1 million compared to $43.4 million for the 13 weeks ended September 28, 1997. The improvement in gross margin dollars is primarily attributable to the increase in sales at the retail locations as compared to the prior year. As a percentage of sales, gross profit was 29.0% for the 13 weeks 1998 compared to 28.6% for the 13 weeks 1997. Gross profit as a percentage of sales for the 13 weeks 1998 increased primarily due to the closure of YES Foods, which was operating at lower average gross margins during the 1997 period.

         OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the 13 weeks ended September 27, 1998 were $36.1 million compared to $35.5 million for the 13 weeks ended September 28, 1997. The increase in dollar amount of operating expenses in the 1998 quarter corresponded to the increase in sales. Operating and administrative expenses as a percentage of sales were 23.2% for the 13 weeks 1998 compared to 23.3% for the 13 weeks 1997.

         OPERATING INCOME. Operating income for the 13 weeks ended September 27, 1998 increased $1.0 million from $8.0 million in the third quarter of 1997 to $9.0 million in the third quarter of 1998. The increase in operating income was due to improvements in gross profit and effective expense control.

         OTHER INCOME AND EXPENSE. Net interest expense was $6.3 million for the 13 weeks ended September 27, 1998 compared to $6.7 million for the 13 weeks ended September 28, 1997. The decrease in interest expense was due primarily to lower average debt balances in the quarter versus the prior year's period.

         INCOME TAXES. Income tax expense for the 13 weeks ended September 27, 1998 was $1.4 million compared to $0.7 million for the 13 weeks ended September 28, 1997.

         NET INCOME. Net income for the 13 weeks ended September 27, 1998 was $1.3 million, or $0.16 per share, versus net income of $0.3 million, or $0.04 per share for the 13 weeks ended September 28, 1997.

39 WEEKS ENDED SEPTEMBER 27, 1998 COMPARED TO 39 WEEKS ENDED SEPTEMBER 28, 1997

         SALES. Sales for the 39 weeks ended September 27, 1998 were $440.8 million compared to $445.5 million for the 39 weeks ended September 28, 1997. The decrease in sales for the 39 weeks of 1998 reflects the elimination of sales attributable to YES Foods, offset by an increase of 1.4% in total retail comparable store sales.

         GROSS PROFIT. Gross profit for the 39 weeks ended September 27, 1998 was $128.7 million compared to $128.1 million for the 39 weeks ended September 28, 1997. The increase in gross margin dollars is partially attributable to the increased sales at the retail locations. As a percentage of sales, gross profit was 29.2% for the 39 weeks 1998 compared to 28.8% for the 39 weeks 1997.

         OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the 39 weeks ended September 27, 1998 were $105.7 million compared to $107.2 million for the 39 weeks ended September 28, 1997. Operating and administrative expenses as a percentage of sales were 24.0% for the 39 weeks 1998 compared to 24.1% for the 39 weeks 1997. The decrease in operating expense dollars is due primarily to the reduction in expenses from the closure of YES Foods.

         OPERATING INCOME. Operating income for the 39 weeks ended September 27, 1998 increased $11.1 million from $12.0 million, or 2.7 % of sales, in 1997 to $23.1 million, or 5.2 % of sales in 1998. This increase in operating income was due to improvements in gross profit margin, effective expense control and the $8.9 million non-recurring pre-tax charge taken in the second quarter of 1997 for expenses primarily associated with the closure of YES Foods and the discontinuance of service to a Russian export business.

         OTHER INCOME AND EXPENSE. Net interest expense was $19.3 million for the 39 weeks ended September 27, 1998 compared to $20.1 million for the 39 weeks ended September 28, 1997. The decrease in interest expense is due primarily to lower average debt balances during 1998.

         INCOME TAXES. The Company recognized an income tax expense for the 39 weeks ended September 27, 1998 of $2.4 million compared to a $2.5 million benefit for the 39 weeks ended September 28, 1997.

         NET INCOME (LOSS). Net income for the 39 weeks ended September 27, 1998 was $1.4 million or $0.17 per share, versus a net loss of $5.8 million, or $0.73 per share for the 39 weeks ended September 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash flows from operations and its working capital revolving credit facility, which are considered to be adequate for anticipated cash needs. Primary uses are capital expenditures, debt service, and lease payments.

         Net cash provided by operating activities was $16.4 million for the 39 weeks ended September 27, 1998 compared to net cash provided by operating activities of $13.6 million for the same period in 1997. The change in the 39 weeks 1998 compared to 1997 was due primarily to the increased net earnings recorded during the 1998 period.

         Capital expenditures for the 39 weeks ending September 27, 1998 were $7.8 million. Capital expenditures are expected to range between $8.0 and $12.0 million for fiscal 1998. It is anticipated that the balance of 1998 capital expenditures will be funded out of cash provided by operations and borrowings under the working capital revolver.

         Net cash used by financing activities for the 39 weeks ending September 27, 1998 was $7.3 million. During this time period, the Company had no increased borrowings under its revolving line of credit and made payments against its long-term debt in the amount of $8.2 million. At September 27, 1998 there were no borrowings outstanding on the revolving debt. The Company had available unused credit of $35.0 million. Funds borrowed under the revolving credit portion of the Company's credit facility are restricted to working capital and general corporate purposes. The level of borrowings under the Company's revolving debt is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements.

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

         On April 17, 1998 the Company amended its Senior Credit Agreement. The amendment reduced the Company's borrowing rates by 50 basis points on its $35.0 million working capital revolver and $23.0 million Term A facilities, and by 75 basis points on its $58.8 million Term B facility. The amendment also modified certain financial covenants and restrictions.

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

RECENT EVENTS

         On August 6, 1998, the Company announced that it had signed a definitive agreement (the "Merger Agreement"), with Safeway Inc. ("Safeway") and ACG Merger Sub, Inc., a wholly-owned subsidiary of Safeway, pursuant to which Safeway would acquire all outstanding shares of the Company's Common Stock ("Common Stock") at a purchase price of $12.50 per share. In addition, Safeway will assume approximately $220 million of debt and will account for the transaction as a purchase. The Board of Directors of the

Company approved the Merger Agreement. The consummation of the transaction contemplated by the Merger Agreement, which is subject to certain conditions, including approval of the Company's stockholders, clearance from certain regulatory authorities and receipt of certain consents, is expected to occur in the first quarter of 1999. Financing is not a condition to complete the transaction.

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

         On September 18, 1998, the Company received a request from the Federal Trade Commission (the "FTC") requesting additional information with respect to the merger filing under the Hart-Scott-Rodino Antitrust Improvements Act. The Company expects to complete its response before the end of November.

         On October 27, 1998 the Alaska Public Interest Research Group ("AKPIRG"), an Alaska consumer group, filed a suit in state court, seeking to block the impending merger. The lawsuit claims that the merger would substantially reduce competition in certain areas of the state. The Company believes that the filing of this lawsuit is without merit or substance and intends to vigorously defend against it. It is the Company's intention to continue to fully comply with the review being performed by the Office of the Alaska Attorney General and the FTC.

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

               (b) A report on Form 8-K was filed on August 19, 1998 regarding the announced Agreement and Plan of Merger dated August 6, 1998 among Carr Gottstein Foods Co., Safeway Inc. ("Safeway") and ACG Merger Sub, Inc. a Delaware corporation and a wholly owned subsidiary of Safeway.

                                      SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CARR-GOTTSTEIN FOODS CO.



                                            By:    s/s Lawrence H. Hayward
                                                  ----------------------------
                                                   Lawrence H. Hayward
                                                   President and
                                                   Chief Executive Officer

                                            Date: November 9, 1998



                                            By:    s/s Donald J. Anderson
                                                  ----------------------------
                                                   Donald J. Anderson
                                                   Senior Vice-President and
                                                   Chief Financial Officer

                                            Date:  November 9, 1998

                               CARR-GOTTSTEIN FOODS CO.

                                    Exhibit Index

The following exhibits are attached as indicated:


Exhibit
Number    Description of Exhibit
--------------------------------

2.1       Agreement and Plan of Merger Among Carr Gottstein Foods Co., Safeway
          Inc. and ACG Merger Sub , Inc.
10.104    Amendment to the Carr-Gottstein 1991 Stock Option Plan
10.105    Amendment to the Carr-Gottstein 1994 Stock Option Plan
10.106    1998 Severance Plan
10.107    Amendment to Employment Agreement - Lawrence H. Hayward
10.108    Amendment to Employment Agreement - Donald J. Anderson
10.109    Amendment to Employment Agreement - Jeff L. Philipps
10.110    1998 Special Bonus Plan
27        Financial Data Schedule
27.1      Restated Financial Data Schedule
27.2      Restated Financial Data Schedule