Form 10-K
period 1999-01-03
CARR GOTTSTEIN FOODS CO
filed 1999-04-05
CIK 871891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended:   January 3, 1999
                                       or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 1999: $63,924,493

Number of Shares of Common Stock outstanding as of March 29, 1999: 8,248,052.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To the Extent Indicated Herein)

                            CARR-GOTTSTEIN FOODS CO.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                    For the Fiscal Year Ended January 3, 1999



                                     PART I
                                                                       Page
Item 1.   Business........................................................1
Item 2.   Properties......................................................8
Item 3.   Legal Proceedings...............................................8
Item 4.   Submission of Matters to a Vote of Security Holders.............9


                                     PART II

Item 5.   Market for Registrant's Common Equity
                 and Related Stockholder Matters.........................10
Item 6.   Selected Financial Information and Other Data..................11
Item 7.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...........12
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.....15
Item 8.   Financial Statements and Supplementary Data....................15
Item 9.       Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure............15

                                    PART III

Item 10.  Directors and Officers of the Registrant.......................16
Item 11.  Executive Compensation.........................................17

Item 12.  Security Ownership of Certain Beneficial
                       Owners and Management.............................17
Item 13.  Certain Relationships and Related Transactions.................17


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, Reports on Form 8-K...18

Item 1.           Business

         As used in this Annual Report on Form 10-K ("Form 10-K"), unless the context indicates otherwise, the terms "Company" and "CGF" refer to Carr-Gottstein Foods Co., a Delaware corporation. Unless otherwise indicated, as used in this Form 10-K (i) all references to square feet are to gross square feet, rather than net selling space; and (ii) all references to a year shall mean the fiscal year of the Company which commences in such year (for example, the fiscal year commencing December 29, 1997 and ending January 3, 1999 is referred herein as "1998").

The Company

         The Company is the leading food and drug retailer in Alaska, with 49 stores primarily located in Anchorage, as well as in Fairbanks, Juneau, Kenai and other Alaska communities. The Company operates a chain of 16 super-combination food, drug and general merchandise stores under the name Carrs Quality Centers (the "Carrs Stores"). The Company also operates nine smaller stores, four under the name Eagle Quality Centers and two under other trade names (collectively, the "Eagle Stores"), as well as three neighborhood food stores in smaller Alaska communities. The Company is also Alaska's highest-volume alcoholic beverage retailer through its chain of 17 wine and liquor stores operated under the name Oaken Keg Spirit Shops (the "Oaken Keg Stores"). The Company also operates seven small tobacco stores which operate under the name The Great Alaska Tobacco Company (the "Tobacco Stores"). In addition, the Company's vertically integrated organization, which includes freight transportation operations and Alaska's only full-line food warehouse and distribution center, provides the Company's retail and wholesale operations important merchandising benefits, cost advantages and operating efficiencies generally not available to its competitors.

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

Proposed Merger

         On August 6, 1998, the Company announced that it had signed a definitive agreement (the "Merger Agreement"), with Safeway Inc. ("Safeway") and ACG Merger Sub ("Acquisition"), Inc., a wholly-owned subsidiary of Safeway, pursuant to which Safeway would acquire by merger (the "Merger") all outstanding shares of the Company's Common Stock ("Common Stock") at a purchase price of $12.50 per share. In addition, Safeway will assume approximately $220 million of debt and will account for the transaction as a purchase. The Board of Directors of the Company approved the Merger Agreement. The consummation of the transactions contemplated by the Merger Agreement, is subject to certain conditions, including approval of the Company's stockholders, clearance from certain regulatory authorities and receipt of certain consents and court approval. Financing is not a condition to complete the transaction.

         In connection with the Merger Agreement, GEI, the Company's largest stockholder, executed an agreement with Safeway (the "Stockholder Support Agreement") in which it has agreed to vote its 2,869,592, shares of Common Stock, which represents 35.1% of the Company's outstanding stock, in favor of approval of the Merger Agreement.

         The Merger Agreement provides for payment to Safeway of a termination fee and reimbursement of expenses, under certain circumstances, including if the Board, in the exercise of its fiduciary responsibilities, withdraws or modifies its recommendation to the stockholders of the transactions contemplated by the Merger Agreement.

         Consent Decree. On February 9, 1999, Safeway, the Company and Acquisition entered into a Consent Decree with the State of Alaska (the "Consent Decree"), in connection with settling a lawsuit filed by the State of Alaska in the Superior Court for the State of Alaska, Third Judicial District at Anchorage (the "Court"), with respect to the Merger (a copy of the Consent Decree may be obtained from the Court). The Consent Decree, which is subject to court approval, requires Safeway and the Company to sell seven stores (the "Stores") -- four Safeway stores located in Anchorage, one Safeway store located in each of Eagle River and Wasilla and the Company store in Fairbanks. Each of these Stores is required to be sold to operating supermarket companies that will be approved by the Attorney General.

         The Consent Decree provides for a 60-day public comment period following which the Court will conduct a hearing on the comments, if any, and will determine whether to approve the Consent Decree. The parties have scheduled a hearing before the Court for April 13, 1999. The Merger may not be consummated prior to the entry of an order by the Court approving the Consent Decree, and upon the approval and entry of the Consent Decree by the Court.

         Following the Court's approval of the Consent Decree, Safeway and the Company will have six months to obtain approval from the Attorney General of the State of Alaska (the "Attorney General") of signed purchase agreements and proposed transactions to sell the Stores and an additional two months to complete the sales, subject to extensions approved by the Attorney General. The Consent Decree contains provisions for payments by Safeway of up to $1 million for each Store for which it is unable to meet those deadlines. In addition, if the deadlines are not met, the State of Alaska may seek the appointment of a trustee to effect the divestiture of the remaining Stores.

         Pursuant to the Consent Decree, until Safeway and the Company have sold the Stores, they have agreed to operate and conduct the business of the Stores in the ordinary course, maintain existing business relationships with each Store's suppliers, customers and employees, maintain inventory levels and selections at each Store and limit increases in the gross profit margins for supermarkets that they operate in the geographic areas in which the Stores are located.

         Hart-Scott-Rodino ("HSR") Act. The Merger is subject to review by the Federal Trade Commission (the "FTC") and the Antitrust Division of the Department of Justice (the "DOJ") under the HSR Act. The parties have apprised the FTC of the Consent Decree. The staff of the FTC's Seattle Regional Office has indicated to Safeway and the Company that it is prepared to recommend that the Bureau of Competition grant early termination of the waiting period under the HSR Act, provided that the Court enters the Consent Decree in substantially the same form as agreed to by the parties, and that the Bureau of Competition is in agreement with this position.

         AKPIRG Litigation. In late October 1998, an Alaska consumer group, Alaska Public Interest Research Group ("AKPIRG"), and five individuals filed a purported class-action lawsuit in Alaska state court seeking an injunction to prevent the Merger. In February 1999, Safeway and the Company settled with AKPIRG and the individual plaintiffs. The settlement provided that AKPIRG and the individual plaintiffs no longer oppose the Merger or the Consent Decree and dismiss the lawsuit.

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

         Innovative Specialty Departments. A hallmark of the Company's stores is the variety of innovative specialty departments. A number of Carrs Stores offer a combination of specialty service meat departments, 59-minute photo developing, "Orient Express" Chinese and other specialty food take-out counters, service seafood departments, sushi counters, candy departments, fresh fruit and juice bars, bagel bars, fresh pasta departments, espresso and ice cream stands, and full-service bank branches. All Carrs Stores also include full-service pharmacies, floral departments and service delicatessens. All Carrs Stores and most Eagle Stores include natural food departments, soup and salad bars, in-store bakeries and video rental departments. In the Anchorage area, the Company also offers catering services for large and small events. In addition, the Company is the exclusive ticketing agent for most major Alaska cultural and sporting events, selling tickets through its Carrs TixTM outlets in all but two Carrs Stores and at certain event locations.

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

         Carrs Stores. Carrs Stores are super-combination food, drug and general merchandise stores. Specialty departments and merchandise mix in each Carrs Stores are based upon management's review of the location of a store, demographics of the area surrounding each store and a store's proximity to other Carrs Stores. The 16 Carrs Stores range from approximately 28,500 total square feet to approximately 73,000 total square feet, and average approximately 52,000 total square feet.

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

         Oaken Keg Stores. The Company is the state's highest-volume alcoholic beverage retailer. Alaska law does not permit alcoholic beverages to be sold in grocery stores. Accordingly, a wholly-owned subsidiary of the Company operates a chain of 17 Oaken Keg Stores. The Company has positioned 15 of the 17 Oaken Keg Stores adjacent to Carrs Stores to provide convenient access to customers and generate walk-in traffic. Oaken Keg Stores range in size from 900 total square feet to 5,300 total square feet.

         Tobacco Stores. Tobacco Stores were designed to offer the consumer a customer friendly environment, in a tightly controlled area, in which to purchase a full range of tobacco items including a broad selection of cigars and miscellaneous accessories. The seven Tobacco Stores range in size from 525 total square feet to approximately 1,000 total square feet.

         Store Expansions, Remodels and Additions. From 1990 through 1998, the Company pursued a program of store expansions and remodels, as well as store additions through either construction or acquisition. Remodels involve the addition of specialty departments and cosmetic renovations. Expansions involve the same type of work as remodels, but include the addition of square footage. Management believes that the addition or expansion of specialty departments and services into the Company's stores, combined with the upgrading and enlargement of core product departments, has led to increased customer traffic and sales volume and improved store operating performance. In addition, management believes that providing a broad range of products and services strengthens the competitive position of its Carrs Stores and Eagle Stores as destination stores in each of their markets.

         The Company completed two major remodels of Carrs stores in early 1998. On April 9, 1998 the Company completed a transaction whereby it purchased the fixtures, equipment and inventory of the three retail locations of Market Basket, Inc. located in Fairbanks and North Pole, Alaska. The transaction also included the purchase of certain real estate in Fairbanks. As part of the agreement, the Company entered into a long-term lease for the store in North Pole, Alaska.

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

         Freight Operations. The Company operates a 105,000 square foot warehouse and cross-dock facility in Tacoma, Washington, which serves as a collection point for substantially all of the inventory purchased by the Company in the lower 48 states. At the Tacoma facility, inventory is received, sorted and logged into the Company's computerized inventory management system. The Company operates 18 tractors and 537 trailers. This fleet, in addition to trailers leased as needed on a short-term basis, handles all transportation from the Company's Tacoma facility to ocean ports, from the Anchorage port to the Company's warehouse, and most of the transportation from the Company's warehouse to the Company's retail stores and third-party customers.

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

         Given the wide assortment of products its stores offer, the Company competes with various types of retailers, including independent and national supermarket operators, national general merchandisers and discount retailers and membership wholesale clubs. The Company's principal competitors in the supermarket business include Safeway, Fred Meyer, Alaska Commercial, a number of independent supermarket operators, and four military commissaries. The Company's primary competitors for general merchandise are Fred Meyer, Kmart and Wal-Mart, and Costco and Sam's Club membership warehouse stores.

Year 2000 Issue

         The year 2000 issue stems from the fact that many computer programs were written using two, rather than four, digits to identify the applicable year. As a result, computer programs with time-sensitive software may recognize a two-digit code for any year in the next century as related to this century. For example, "00" entered in a date-field for the year 2000, may be interpreted as the year 1900, resulting in system failures or miscalculations and disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities.

         In order to improve operating efficiencies and to help streamline CGF's administrative operations, CGF installed its new purchasing and financial system, Project Fusion, in 1996. An ancillary benefit of Project Fusion is that the majority of the resulting systems are Year 2000 compliant. Based upon a recent assessment, CGF has determined that the incremental cost of ensuring that its remaining computer systems are Year 2000 compliant is not expected to have a material adverse effect on CGF. CGF has completed a preliminary assessment of each of its operations and their Year 2000 readiness, believes that appropriate actions are being taken, and expects to complete its overall Year 2000 remediation prior to any anticipated impact on its operations. CGF believes that, with modifications to existing software and conversions to new systems, the Year 2000 issue will not pose significant operational problems for its computer systems and that costs associated with Year 2000 remediation will not be material. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of this Company. CGF expended approximately $250,000 in 1998 and expects to expend approximately $500,000 in 1999 addressing Year 2000 issues. CGF currently expects that the total incremental cost of ensuring that its remaining computer systems are Year 2000 complaint will not exceed $1,000,000. The potential impact of the Year 2000 issue on significant customers, vendors and suppliers has not yet been assessed and cannot be reasonably estimated at this time. Further, while CGF has initiated formal communications with a number of its significant suppliers to determine the extent to which CGF's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues, and has initiated similar communication with the balance of its major suppliers, there is no guarantee that the systems of other companies on which CGF's systems rely will be timely converted and would not have an adverse effect on CGF's systems.

Alaska Economy

         Historically, Alaska had been one of the more rapidly growing states in the United States in terms of both population and employment, although employment growth has slowed recently. The Alaska Department of Labor had projected growth in Alaska's population from approximately 553,000 in 1990 to approximately 671,000 in 2000, a compound annual growth rate of approximately 2.0% compared to the estimated national population growth rate of approximately 1.0% for that period. Employment in Alaska, which grew 2.0% in 1998, is projected to remain fairly flat over the next few years. Alaska's residents are not subject to any state sales or income taxes and receive annual distributions from the state of Alaska Permanent Fund, a fund of approximately $25 billion that is supported by royalties from oil production. The distribution totaled $864 million ($1,541 per eligible resident) in Alaska's fiscal year ended June 30, 1998.

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

Employees

         As of March 1, 1999, the Company employed a total of approximately 3,200 people, approximately 2,400 of whom are covered by collective bargaining agreements. Certain employees engaged in the Company's warehouse operations are represented by the Teamsters Union, grocery store and administrative employees are represented by the United Food and Commercial Workers Union ("UFCW"), and pharmacists are represented by the Alaska State District Council of Laborers. The Company has not experienced a labor strike since 1971 and believes its relations with its employees to be satisfactory.

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

         In addition to its shopping centers, the Company owns six stand-alone supermarkets, one each in Anchorage, Fairbanks, Juneau, Seward, Nome and Girdwood. The Anchorage, Fairbanks and Juneau facilities include adjacent Oaken Keg Stores. The Company owns a supermarket in Ketchikan, Alaska, which is part of a shopping center owned by an unaffiliated party. The Company owns its warehouse and distribution center in Anchorage (approximately 233,000 square feet), an office building in Anchorage (approximately 9,300 square feet), and one stand-alone Oaken Keg Store in Fairbanks. The Company owns a small village store located in Seldovia, Alaska.

         The Company leases five Carrs Stores, five Oaken Keg Stores and its two headquarters buildings from general partnerships controlled by the former owners of the Predecessor. The Company leases two Carrs Stores, two Oaken Keg Stores and two neighborhood stores from unaffiliated landlords. The Company subleases to its wholly-owned subsidiary, Oaken Keg Spirit Shops, Inc., space for three Oaken Keg stores.

         In 1998, Company sold approximately 18 acres of property in Tacoma, Washington, the location of its current cross-dock and warehouse facility. As part of the agreement a replacement cross-dock and warehouse facility was constructed and leased back to the Company. The lease term is for 15 years and includes three successive renewal options at the end of the initial term. The Company leases its cross-dock and warehouse facility in Tacoma, Washington from Safeway.

         The remaining terms for all leased Carrs Stores locations, except one, exceed 20 years, including renewal options. The lease term of one Carrs location in Anchorage expires on December 31, 1999. The lease term of three Oaken Keg locations expires in 1999, 2001 and 2015. Two Oaken Keg leases expire in 2000. Two Oaken Keg Stores are currently on month-to-month lease terms. The lease for the Kotzebue Eagle Store expires in 2003. The Company's lease for its neighborhood store in Big Lake is on a month-to-month term while negotiations to extend it are under way. The lease for the Company's cross dock and warehouse facility in Tacoma, Washington expires in 2014, with three successive renewal options at the end of the initial term.

         Most of the properties owned in fee by the Company are collateral for approximately $41.1 million principal amount of first mortgage financing that matures in June 2001. Certain of the Company's leased properties are collateral for the Company's $116.8 million bank facility.

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

         In connection with the proposed Merger, the Company, Safeway and Acquisition have entered into the Consent Decree. See "Proposed Merger - Consent Decree."

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


Item 4.           Submissions of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 3, 1999.

                                     PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholders Matters.

         The Company's Common Stock is traded on the New York Stock Exchange under the symbol CGF. The quarterly high and low closing sale prices for the Common Stock as reported on the New York Stock Exchange during 1996, 1997,1998 and 1999 are as follows:

1996                                                                                   High                Low
            First quarter....................                                          $ 5.63              $ 4.50
            Second quarter...................                                          $ 5.13              $ 4.13
            Third quarter....................                                          $ 4.38              $ 3.63
            Fourth quarter...................                                          $ 4.13              $ 3.38
1997
            First quarter....................                                          $ 5.88              $ 3.63
            Second quarter...................                                          $ 5.38              $ 4.75
            Third quarter....................                                          $ 5.44              $ 4.75
            Fourth quarter...................                                          $ 5.31              $ 4.75
1998
            First quarter....................                                          $ 5.75              $ 4.81
            Second quarter...................                                          $ 7.50              $ 5.31
            Third quarter....................                                         $ 11.25              $ 7.13
            Fourth quarter...................                                         $ 11.63             $ 10.75
1999
            First quarter  (through March 19, 1999)                                  $  12.31             $ 10.88


         As of March 19, 1999, the number of stockholders of record of the Company's Common Stock was 221.

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

Item 6.           Selected Financial Information and Other Data.

(Amounts in Thousands, except for per share,       Fiscal year   Fiscal year     Fiscal year     Fiscal year    Fiscal year
employees and store information)                     1998           1997            1996            1995            1994
------------------------------------------------ -------------- -------------- ---------------- -------------- ---------------
Operating Results:
Sales                                             $ 601,869     $  589,274        $  612,576     $  601,322      $  577,063

Cost of merchandise sold, including
warehousing and transportation expenses (1)         426,452        418,639           442,996        431,230         417,183

Gross profit                                        175,417        170,635           169,580        170,092         159,880

Operating and administrative expenses (1,3,5)       143,984        151,105           144,525        141,884         130,255

Operating income (3,5)                               31,433         19,530            25,055         28,208          29,625

Interest expense, net                                25,811         26,711            27,923         16,079          12,210

Income (loss) before extraordinary item (2)          2,124         (5,605)           (2,810)          4,650           9,211

Net income (loss)                                    2,124         (5,605)           (2,810)          3,744           9,211
                                                 ============== =============== =============== ============== ===============

Other Data:
Depreciation and amortization                    $  17,066       $  16,536         $  17,702      $  17,626       $  15,690
Compensation expense stock options (3)                   -               -                 -          1,518               -
Nonrecurring charge (5)                                  -           8,949                 -              -               -
Cash interest                                       24,498          25,366            26,484         15,558          12,143

Basic Income (Loss) Per Share:
   Before extraordinary items                       $  0.26       $  (0.71)        $  (0.36)        $  0.32         $  0.55
   Net income (loss)                                   0.26          (0.71)           (0.36)           0.26            0.55
   Weighted average shares outstanding               8,212           7,921             7,814     (4) 14,457          16,763

Diluted Income (Loss) Per Share: (6)
   Before extraordinary items                       $  .25       $  (0.71)         $  (0.36)        $  0.31         $  0.53
   Net income (loss)                                   .25          (0.71)            (0.36)           0.25            0.53
   Weighted average shares outstanding               8,664           7,921             7,814         15,112          17,233

Financial Position:
Total assets                                     $ 312,721      $  315,465        $  330,844     $  336,620      $  326,369

Long-term debt, excluding current maturities       208,027         215,420           227,640        234,740         136,339

Stockholders' equity                                27,461          24,314            29,598         32,302         112,636

Capital expenditures                                10,097           7,010             4,390         16,660          26,473

Other Year-End Statistics:
   Number of stores                                     49              45                42             39              36
   Number of employees                               3,264           3,040             3,243          3,568           3,597

  (1) Reclassifications have been made to fiscal years 1994 and 1995. During these years, warehousing, transportation and the related occupancy costs were originally reported as operating and administrative expenses. For the current presentation, these expenses have been classified as cost of sales.
  (2) In fiscal year 1995, extraordinary item consisted of a $906 ($0.06 per share) charge resulting from early retirement of debt.
  (3) In 1995, the Company recognized a one-time pre-tax charge of $1.5 million for non-cash expenses associated with the restructuring of a management stock option incentive plan.
  (4) On November 15, 1995, the Company repurchased and retired 7,500 shares of common stock. This repurchase reduced the weighted average shares for fiscal year 1995 by approximately 800 shares.
  (5) In 1997, the Company recognized a nonrecurring charge of $8.9 million for expenses principally associated with its decision to close its YES Foods institutional food service business and discontinue its wholesaling services to a Russian export business.
  (6) Diluted earnings per share data for fiscal years 1994 through 1996 have been restated to conform with Statement of Financial Accounting Standard No. 128, Earnings Per Share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         In recent years, Alaska, primarily the greater Anchorage area, has attracted an increased presence of existing and new competitors, including supermarkets, general merchandisers, discount retailers and warehouse membership club stores. The Company has addressed the competition by remerchandising certain general merchandise categories and by continuing its aggressive capital expenditure program to remodel existing stores and establish additional stores in new regions of Alaska. From 1992 through 1998, 13 of the 16 Carrs Stores have been remodeled or expanded, and three new Carrs Stores and four new Eagle Stores have been added.

The table below sets forth certain income statement components as a percentage of sales.

                                                                                 Fiscal Year
                                                                   ------------------------------------------
                                                                         1998          1997        1996
                                                                         ----          ----        ----
      Sales.......................................................       100.0%       100.0%       100.0%

      Cost of merchandise sold, including warehousing
            and transportation expenses ..........................        70.9         71.0         72.3

      Gross profit...............................................         29.1         29.0         27.7

      Operating and administrative expenses.......................        23.9         25.7         23.6
                                                                          ----         ----         ----
      Operating income............................................         5.2          3.3          4.1
                                                                           ===          ===          ===

Results of Operations

         Fiscal 1998 Compared to Fiscal 1997

         Sales. Sales for fiscal 1998 were $601.9 million compared to $589.3 million for fiscal 1997. The 2.1% increase was due primarily to the fact that the year included one additional week as compared to the prior year. Excluding the impact of the 53rd week in fiscal 1998 and the effect of the Company's decision to close its YES Foods institutional food service business and discontinue its wholesaling service to a Russian export business in fiscal 1997, sales for the year increased $17.4 million, or 3.0%. The increase in sales for 1998, excluding the impact of the 53rd week, reflects a 1.8% increase in total retail comparable store sales.

         Gross Profit. Gross profit for fiscal 1998 was $175.4 million compared to $170.6 million for fiscal 1997. The increase in gross margin dollars is primarily attributable to the one additional week in 1998 as compared to the prior year. As a percentage of sales, gross profit was 29.1% for fiscal 1998 as compared to 29.0% for fiscal 1997.

         Operating and Administrative Expenses. Operating expenses for fiscal 1998 were $144.0 million as compared to $142.2 million for fiscal 1997. The 1997 results are before a one-time pre-tax non-recurring charge of $8.9 million for expenses principally associated with the Company's decision to close its YES Foods institutional food service business and discontinue its wholesaling services to a Russian export business. Excluding the 1997 nonrecurring charge, operating expenses as a percentage of sales were 23.9% for fiscal 1998 and 24.1% for fiscal 1997.

         Operating Income. Operating income for fiscal 1998 increased $3.0 million from $28.5 million, excluding the nonrecurring pre-tax charge of $8.9 million, or 4.9% of sales, in 1997 to $31.4 million, or 5.2% of sales, in 1998. The increase was due primarily to the improved gross profit dollars during 1998 combined with lower operating expenses.

         Other Income and Expense. Net interest expense was $25.8 million for fiscal 1998 compared to $26.7 million for fiscal 1997. The decrease in interest expense reflects the lower average debt balances during 1998. See "Liquidity and Capital Resources".

         Income Taxes. The Company recognized an income tax expense for fiscal 1998 of $3.5 million compared to an income tax benefit of $1.9 for fiscal 1997.

         Net Income. Net income was $2.1 million, or $0.26 per share, for fiscal 1998 compared to a net loss of $5.6 million, or $0.71 per share, for fiscal

1997. The net loss for fiscal 1997 reflects the $8.9 million pre-tax nonrecurring charge ($5.3 million, or $0.67 per share on an after-tax basis) for expenses principally associated with the Company's decision to close its YES Foods institutional food service business and discontinue its wholesaling services to a Russian export business.

         Fiscal 1997 Compared to Fiscal 1996

         Sales. Sales for fiscal 1997 were $589.3 million compared to $612.6 million for fiscal 1996. The 3.8% decrease was due primarily to the Company's decision to close its YES Foods institutional food service business and discontinue its wholesaling services to a Russian export business, as well as generally softer comparable store sales at the retail division during the first half of 1997. The decrease in sales for 1997 reflects a 1.4% decrease in total retail comparable store sales. Sales at the retail division were impacted by increased competitive activity and less promotional spending by the Company.

         Gross Profit. Gross profit for fiscal 1997 was $170.6 million compared to $169.6 million for fiscal 1996. The increase in gross margin dollars is primarily attributable to improved buying practices, reductions in promotional spending, as well as improved gross margins achieved at the wholesale and freight divisions. As a percentage of sales, gross profit was 29.0% for fiscal 1997 as compared to 27.7% for fiscal 1996. Gross profit as a percentage of sales for fiscal 1997 increased as a result of improved buying practices, reductions in promotional spending during 1997 and the closure of YES Foods, which operated at lower gross margin rates.

         Operating and Administrative Expenses. Operating expenses for fiscal 1997, before a one-time pre-tax non-recurring charge of $8.9 million for expenses principally associated with the Company's decision to close its YES Foods institutional food service business and discontinue its wholesaling services to a Russian export business, were $142.2 million compared to $144.5 million for fiscal 1996. Excluding the nonrecurring charge, operating expenses as a percentage of sales were 24.1% for fiscal 1997 and 23.6% for fiscal 1996. Including the nonrecurring charge, operating expenses were $151.1 million, or 25.7% of sales.

         Operating Income. Operating income for fiscal 1997, before the nonrecurring pre-tax charge of $8.9 million recognized in June 1997, increased $3.4 million from $25.1 million, or 4.1% of sales, in 1996 to $28.5 million, or 4.8% of sales, in 1997. The increase was due primarily to the improved gross margin rate and dollars during 1997.

         Other Income and Expense. Net interest expense was $26.7 million for fiscal 1997 compared to $27.9 million for fiscal 1996. The decrease in interest expense reflects the lower average debt balances during 1997. See "Liquidity and Capital Resources".

         Income Taxes. The Company recognized an income tax benefit for fiscal 1997 of $1.9 million compared to an expense of $30 thousand for fiscal 1996.

         Net Loss.  Net loss was $5.6  million,  or $0.71 per share,  for fiscal
1997 compared to a net loss of $2.8 million, or $0.36 per share, for fiscal 1996. The net loss for fiscal 1997 reflects the $8.9 million pre-tax nonrecurring charge ($5.3 million, or $0.67 per share on an after-tax basis) for expenses principally associated with the Company's decision to close its YES Foods institutional food service business and discontinue its wholesaling services to a Russian export business.


Liquidity and Capital Resources

         The Company's primary sources of liquidity are cash flows from operations and its working capital revolving credit facility, which are considered to be adequate for anticipated cash needs. Primary uses are capital expenditures, debt service and lease payments.

         Net cash provided by operating activities was $19.2 million for fiscal 1998 compared to $22.2 million for fiscal 1997 and $22.2 million for fiscal 1996. The fiscal 1998 decrease compared to fiscal 1997 was due primarily to increases in inventories and other assets, offset by an increase in net income.

         The Company spent an aggregate of $10.1 million, $7.0 million and $4.4 million on capital expenditures during fiscal 1998, 1997 and 1996, respectively. During fiscal 1998, the Company completed two major remodels and added two Great

Alaska Tobacco Company stores. Also during the year, the Company completed a transaction whereby it purchased the fixtures, equipment and inventory of the three retail locations of Market Basket, Inc. located in Fairbanks and North Pole, Alaska. The transaction also included the purchase of certain real estate in Fairbanks.

         The table below summarizes year-end historical remodels, expansions and new store information, as well as added selling square footage resulting from expansions and new stores, for the period from 1991 through December 1998. Due to the Company's substantial investment in the store base since 1990, the Company does not expect that significant capital improvements will be necessary in the foreseeable future.

                  Number of stores                                 Total selling
             Remodels        Expansions           New stores      Square feet added      Total selling square feet
            ------------     ---------------      ----------      ------------------     -------------------------
Year       Carrs    Eagle     Carrs    Eagle      Carrs    Eagle  Carrs        Eagle     Carrs          Eagle
1991         7       --        --        1         --       --         --      5,240     431,689        62,572
1992        --       --         2       --         --       --     31,408         --     463,097        62,572
1993         5        2         2       --          1       --      8,323          --    471,420        62,572
1994         3       --         2       --         --        3     30,377      67,184    501,797       129,756
1995        --       --         1       --          1       --     43,886          --    545,683       129,756
1996        --       --        --       --         --       --    (2,558)          --    543,125       129,756
1997         3       --        --       --         --        1        210       2,255    543,335       132,011
1998         2       --        --       --          1       --     35,382          --    578,717       132,011

         Net cash used by financing activities was $7.4 million, $14.0 million and $12.3 million for fiscal 1998, 1997 and 1996, respectively. The cash used was principally for scheduled debt amortization payments and payments against the Company's working capital revolver. The level of borrowings under the Company's revolving debt is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements.

         The Company is a party to a credit facility (the "Credit Facility") which provides for (i) two term loan facilities, a $35.0 million facility maturing on June 30, 2001 ("Term A Facility") and a $60.0 million facility maturing on December 31, 2002 ("Term B Facility"), and (ii) a revolving credit facility of $35.0 million expiring on June 30, 2001. The revolving credit facility and the $35.0 million term loan bears interest at an annual rate equal to the lender's base rate plus 1.0% or the reserve-adjusted Eurodollar rate plus 2.0%, at the Company's option, and the $60.0 million term loan bears interest at an annual rate equal to the lender's base rate plus 1.25% or the reserve-adjusted Eurodollar rate plus 2.25%, at the Company's option. Interest rates on the revolving credit facility and the Term A Facility are subject to reduction by up to 0.75% in the event the Company meets certain financial tests. On April 17, 1998, the Company amended the Credit Facility. The amendment reduced borrowing rates by 50 basis points on its $35.0 working capital revolver and Term A Facility, and by 75 basis points on its Term B Facility. The amendment also modified certain financial covenants and restrictions.

         The principal amounts of the Term A Facility and the Term B Facility are required to be amortized commencing on June 30, 1996. Scheduled amortization payments under the Term A Facility are $5.0 million in 1996, $7.0 million in each of 1997, 1998 and 1999, $5.0 million in 2000 and $4.0 million in 2001.
Scheduled amortization payments under the Term B Facility are $600,000 in 1996, 1997, 1998, 1999 and 2000, $15.0 million in 2001 and $42.0 million in 2002.
Availability under the revolver will be reduced by $5.0 million on each of December 31, 1999 and 2000.

         At January 3, 1999, there were no borrowings on the Company's revolving credit facility. The Company had available unused credit of $35.0 million. Funds borrowed under the revolving credit portion of the Credit Facility are restricted to working capital and general corporate purposes.

         Inflation. As is typical of the supermarket industry, the Company has adjusted its retail prices in response to inflationary trends. Competitive conditions may from time to time limit the Company's ability to increase its prices as a result of inflation.

         New Accounting Pronouncements. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those due to owner investments and distributions. It includes items such as foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. This standard does not change the display or components of present-day net income. SFAS 130 does not apply to the Company because it has no items of other comprehensive income.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". This new standard requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and how it measures segment performance. SFAS 131 requires companies to disclose a measure of segment profit or loss
(operating income, for example), segment assets, and reconciliations to consolidated totals. It also requires entity-wide disclosures about a company's products and services, its major customers and the material countries in which it holds assets and reports revenues. The Company adopted SFAS 131 in its 1998 year-end financial statements.

         In February 1998, the FASB issued SFAS No 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS 132 standardizes the disclosure requirements for pensions and postretirement benefits where practical. It also eliminates certain disclosures and requires additional information on changes in benefit obligations and fair values of plan assets. The Company adopted SFAS 132 in its 1998 year-end financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The company's Facility described in note 10 to the financial statements as well as in the Management Discussion and Analysis carries interest rate risk. Amounts borrowed under this Agreement bears interest at either LIBOR plus 2.0% to 2.3%, or at the Company's choice , the lender's prime rate plus 1.0% to 1.3%. Should the lenders' base rate change, the Company's interest expense will increase or decrease accordingly. As of January 3, 1999, the company had borrowed $74.2 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $742,000 in additional gross interest cost on an annual basis.

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


Item 10. Directors and Executive Officers of the Registrant

         John J. Cairns, 71, is the current Chairman of the Board of CGF. He joined Carr-Gottstein Inc., CGF's predecessor, in 1981 and served as General Manager, Executive Vice President, Chief Operating Officer, Secretary, and a director until the sale of its operating assets to CGF in 1990. From 1990 until 1993, Mr. Cairns served as President of CGF and served as Chairman of the Board of Directors of CGF. In 1993, he was made Chief Executive Officer upon the creation of that position. In September 1994, Mr. Cairns retired from his position as Chief Executive Officer. Mr. Cairns continues to serve as Chairman and is employed by the Company on a part-time basis to assist the Chief Executive Officer on special projects and matters of strategic planning. Prior to joining CGF's predecessor, Mr. Cairns held various operating, administrative, and executive positions with the Great Atlantic and Pacific Tea Company from 1943 to 1978 and served as Vice President-Corporate Development and a director of Smith Management Corporation, a regional retail food operator in Salt Lake City, from 1978 to 1981.

         Lawrence H. Hayward, 44, is President and Chief Executive Officer of CGF. He joined the Company in March 1995 as its Senior Vice President and Chief Operating Officer and was promoted to President and Chief Executive Officer in August 1996. From 1981 until 1990, Mr. Hayward served in various corporate positions at American Stores Company headquartered in Salt Lake City, Utah. From 1990 to 1995, Mr. Hayward was employed by Buttrey Food and Drug Co. as Vice President for Distribution/Transportation, Vice President for Support Services and then Vice President of Store Operations. Mr. Hayward currently serves on the Board of Directors of Western Association of Food Chains, Inc.

         Donald J. Anderson, 38, is Senior Vice President, Chief Financial Officer and Secretary of CGF. He joined the Company in his present position in April 1995. Mr. Anderson has 22 years of experience in the grocery industry. From 1977 to 1994, he served in various positions with Buttrey Food and Drug Co., including Director of Financial Reporting, Corporate Controller, and Vice President. In 1994, Mr. Anderson returned to American Stores Corporate where he was Program Manager for the financial portion of a multi-million dollar re-engineering program.

         Jeff L. Philipps, 43, is Senior Vice President Retail Division of CGF. He joined the Company in his present position in February 1997. Mr. Philipps has more than 20 years of experience in the retail food business. Prior to joining CGF Mr. Philipps served as the Director of Business Development for the National Procurement Organization at American Stores Company headquartered in Salt Lake City, Utah.

         Leonard I. Green, 65, has served as a director of the Company since 1990. Since 1989, he has been, individually or through a corporation, a partner of LGA, a merchant banking firm that is the general partner of GEI. Since 1994, Mr. Green has also been an executive officer and equity owner of Leonard Green & Partners, L.P. ("LGP"), a second merchant banking firm that manages another investment fund. Before forming LGA in 1989, Mr. Green had been a partner of the merchant banking firm of Gibbons, Green, van Amerongen for more than five years. Mr. Green is also a director of Rite-Aid Corporation, Communications & Power Industries, Inc., and Hechinger Company.

         Jonathan D. Sokoloff, 41, has been a director of the Company since 1990. He joined LGA as a partner in 1990. Mr. Sokoloff has also been an executive officer and equity owner of LGP since its formation in 1994. Mr. Sokoloff was previously a managing director in corporate finance at Drexel Burnham Lambert Incorporated. Mr. Sokoloff is also a director of TwinLab Corporation, Gart Sports Company and Hechinger Company.

         Gregory J. Annick, 35, has been a director of the Company since 1990. He joined LGA as an associate in 1989, became a principal in 1993, and through a corporation became a partner in 1994. Since 1994, Mr. Annick has also been an executive officer and equity owner of LGP. From 1988 to 1989, he was an associate with the merchant banking firm of Gibbons, Green, van Amerongen. Before that time, Mr. Annick was a financial analyst in mergers and acquisitions with Goldman, Sachs & Co. Mr. Annick is also a director of Communications & Power Industries, Inc., Leslie's Poolmart, Inc., Hechinger Company and Liberty Group Publishing, Inc.

         E. Dean Werries, 69, became a director of CGF in 1994. From 1989 to 1994, Mr. Werries served as Chairman of the Board of Fleming Companies, Inc. He joined Fleming in 1955 and held various positions within that company through 1988, when he was appointed President and Chief Executive Officer. In 1994, Mr. Werries retired as Chairman. He currently serves as Chairman of the Board of Sonic Corp.

         Donald E. Gallegos, 64, became a director of CGF in 1994. He is the retired President of King Soopers, a retail grocery chain owned by Kroger, Inc. On April 1, 1997, after serving seven years as President, Mr. Gallegos retired from that position and became Chairman of the Executive Committee. Mr. Gallegos held various positions with King Soopers prior to being appointed Senior Vice President of Dillon Companies, King Soopers' Parent Company, in 1982 and then President in 1990.

         To the best of CGF's knowledge, based solely upon review of the copies of such reports furnished to CGF and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten-percent shareholders were complied with during the fiscal year ended December 28, 1997.


Item 11. Executive Compensation

         The information required by this Item is included under the captions "Executive Compensation" in the Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is included under the caption "Ownership of Voting Securities By Certain Beneficial Owners and Management" in the Proxy Statement.




Item 13. Certain Relationships and Related Transactions

         The information required by this Item is included under the caption "Certain Transactions" in the Proxy Statement.

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)1 Financial Statements - See Index to Consolidated Financial Statements at page F-.1

  (a)2   Financial Statement Schedule - none

  (a)3   Exhibits - See Index to Exhibits immediately following page F-29.

  (b) On February 23, 1999, the Company filed a Form 8-K, announcing that it and Safeway Inc. had filed a consent decree with the Attorney General of the State of Alaska regarding the acquisition by Safeway of all of the outstanding shares of common stock of CGF.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April, 1999.

                                   CARR-GOTTSTEIN FOODS CO.



                                    By: /S/  Lawrence H. Hayward
                                        --------------------------
                                       Lawrence H. Hayward, President and Chief
                                       Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of April, 1999.

PRINCIPAL EXECUTIVE OFFICERS                         DIRECTORS


/S/  Lawrence H. Hayward.                            /S/  Leonard I. Green
_____________________________                        __________________________
Lawrence H. Hayward, President and Chief             Leonard I. Green
Executive Officer; Director

                                                     /S/  Jonathan Sokoloff
                                                     __________________________
                                                     Jonathan Sokoloff
PRINCIPAL FINANCIAL OFFICER
and ACCOUNTING OFFICER

                                                     /S/  Gregory Annick
                                                     __________________________
/S/  Donald J. Anderson                              Gregory Annick
______________________________
Donald J. Anderson, Chief Financial Officer
and Accounting Officer
                                                     /S/  John J. Cairns
                                                     __________________________
                                                     John J. Cairns


                                                    /S/  Lawrence H. Hayward
                                                    __________________________
                                                    Lawrence H. Hayward


                                                    /S/  E. Dean Werries
                                                    ___________________________
                                                    E. Dean Werries


                                                    /S/  Donald Gallegos
                                                    ___________________________
                                                    Donald Gallegos

                           [Intentionally Left Blank]

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES


Index to Consolidated Financial Statements
-------------------------------------------------------------------------------
                                                                      ....Page

Independent Auditors' Report...............................................F-2

Consolidated Statements of Operations for the years ended
    January 3, 1999, December 28, 1997 and December 29, 1996...............F-3

Consolidated Balance Sheets as of January 3, 1999 and December 28, 1997... F-4

Consolidated Statements of Stockholders' Equity for the years ended ended January 3, 1999, December 28, 1997 and December 29, 1996...F-5

Consolidated Statements of Cash Flows for the years ended January 3, 1999,
December 28, 1997, and December 29, 1996...................................F-6

Notes to Consolidated Financial Statements.................................F-7

CARR GOTTSTEON FOODS CO. AND SUBSIDIARIES

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carr-Gottstein Foods Co. and subsidiaries as of January 3, 1999 and December 28, 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended January 3, 1999 in conformity with generally accepted accounting principles.




KPMG LLP



Anchorage, Alaska
March 24, 1999

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                                                      Years ended
-------------------------------------------------------------------------------------------------------------------------
                                                                     January 3,     December 28, 1997      December 29,
Amounts In Thousands (except per share data)                            1999                                   1996
----------------------------------------------------------------- ----------------- ------------------ -------------------
Sales                                                                  $  601,869        $  589,274         $  612,576
Cost of merchandise sold, including warehousing
     and transportation expenses                                          426,452           418,639            442,996
----------------------------------------------------------------- ----------------- ------------------ -------------------
         Gross profit                                                     175,417           170,635            169,580

Operating and administrative expenses                                     143,984           142,156            144,525
Nonrecurring charge                                                             -             8,949                  -
----------------------------------------------------------------- ----------------- ------------------ -------------------
         Operating income                                                  31,433            19,530             25,055

Other income (expense):
         Interest expense, net                                            (25,811)          (26,711)           (27,923)
         Other income (expense)                                                (7)             (373)                88
----------------------------------------------------------------- ----------------- ------------------ -------------------
         Income (loss) before income tax expense                            5,615            (7,554)            (2,780)

Income tax benefit (expense)                                               (3,491)            1,949                (30)
----------------------------------------------------------------- ----------------- ------------------ -------------------

         Net income (loss)                                             $    2,124      $     (5,605)       $    (2,810)
================================================================= ================= ================== ===================

Basic income (loss) per common share:
         Income (loss)                                                $      0.26    $        (0.71)      $       (0.36)
----------------------------------------------------------------- ----------------- ------------------ -------------------

         Net income (loss) per share                                  $      0.26    $        (0.71)      $       (0.36)
================================================================= ================= ================== ===================

Diluted income (loss) per common share:
         Income (loss)                                                $      0.25      $      (0.71)       $      (0.36)
----------------------------------------------------------------- ----------------- ------------------ -------------------

         Net income (loss) per share                                  $      0.25      $      (0.71)       $      (0.36)
================================================================= ================= ================== ===================

Weighted average common shares outstanding - basic                          8,212             7,921              7,814

Weighted average common shares outstanding - diluted                        8,664             7,921              7,814
================================================================= ================= ================== ===================

See accompanying notes to consolidated financial statements.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Consolidated Balance Sheets

                                                                                      January 3,        December 28,
Amounts in Thousands                                                                       1999               1997
-----------------------------------------------------------------------------------------------------------------------

                                      Assets
Current assets:
         Cash and cash equivalents                                                      $    11,273      $     11,081
         Accounts receivable, net                                                            10,816            11,513
         Income taxes receivable                                                                111               949
         Inventories                                                                         54,002            51,471
         Deferred taxes                                                                       2,944             2,690
         Prepaid expenses and other current assets                                            2,810             2,380
----------------------------------------------------------------------------------- ----------------- ------------------
               Total current assets                                                          81,956            80,084

Property, plant and equipment, at cost, net of accumulated depreciation                     125,614           134,090
Intangible assets, net of accumulated amortization                                           88,797            88,973
Deferred taxes                                                                                    -               783
Other assets                                                                                 16,354            11,535
----------------------------------------------------------------------------------- ----------------- ------------------
                                                                                         $  312,721        $  315,465
=================================================================================== ================= ==================

                       Liabilities and Stockholders' Equity
Current liabilities:
         Accounts payable                                                               $    41,097       $    37,187
         Accrued expenses                                                                    21,159            22,797
         Current maturities of long-term debt                                                11,208            12,220
----------------------------------------------------------------------------------- ----------------- ------------------
               Total current liabilities                                                     73,464            72,204

Long-term debt, excluding current maturities                                                208,027           215,420
Deferred tax liability                                                                          387                 -
Other liabilities                                                                             3,382             3,527
----------------------------------------------------------------------------------- ----------------- ------------------
               Total liabilities                                                         $  285,260        $  291,151
----------------------------------------------------------------------------------- ----------------- ------------------

Stockholders' equity:
         Common stock, $.01 par value, authorized 25,000 shares,
            issued 9,680 shares at 1998 and 1997, respectively                                   97                97
         Additional paid-in capital                                                          50,992            52,088
         Deficit                                                                            (14,025)          (16,149)
----------------------------------------------------------------------------------- ----------------- ------------------
                                                                                             37,064            36,036

         Less treasury stock, 1,432 shares and 1,741 shares, respectively, at cost            9,603            11,722
----------------------------------------------------------------------------------- ----------------- ------------------
               Total stockholders' equity                                                    27,461            24,314
----------------------------------------------------------------------------------- ----------------- ------------------

Commitments and contingencies
----------------------------------------------------------------------------------- -----------------  -----------------
                                                                                         $  312,721        $  315,465
=================================================================================== ================= ==================

See accompanying notes to consolidated financial statements.

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended January 3, 1999,
December 28, 1997, and
December 29, 1996

                                                      Additional                   Stock                       Total
                                           Common      Paid-In                Subscriptions      Treasury    Stockholders'
Amounts in Thousands                       Stock       capital       Deficit   Receivable          Stock       Equity
--------------------------------------- ------------ ------------- ---------- ----------------- ------------ -----------
Balance at December 31, 1995               $    97    $  52,595     $  (7,734)    $    (44)  $    (12,612)   $   32,302

Issuance of treasury stock                       -          (82)            -            -            144            62
Net loss                                         -            -        (2,810)           -              -        (2,810)
Payments under stock purchase plan               -            -             -           44              -            44
---------------------------------------- ---------- ------------ ------------- ------------ -------------- -------------
Balance at December 29, 1996                    97       52,513       (10,544)           -        (12,468)       29,598

Issuance of treasury stock                       -         (425)            -            -            746           321
Net loss                                         -            -        (5,605)           -              -        (5,605)
---------------------------------------- ---------- ------------ ------------- ------------ -------------- -------------
Balance at December 28, 1997                    97       52,088       (16,149)           -        (11,722)`      24,314

Issuance of treasury stock                       -       (1,096)            -            -          2,119         1,023
Net income                                       -            -         2,124            -              -         2,124
---------------------------------------- ---------- ------------ ------------- ------------ -------------- -------------
Balance at January 3, 1999                $     97  $    50,992    $  (14,025) $         -     $   (9,603)  $    27,461
======================================== ========== ============ ============= ============ ============== =============

See accompanying notes to consolidated financial statements.

CARR-GOTTSTEIN FOODS CO.

Consolidated Statements of Cash Flows

                                                                                         Years ended
-----------------------------------------------------------------------------------------------------------------------
                                                                        January 3,       December 28,       December 29,
Amounts in Thousands                                                        1999               1997            1996
-----------------------------------------------------------------------------------------------------------------------
Operating activities:
       Net income (loss)                                                $    2,124      $    (5,605)     $     (2,810)
       Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
              Depreciation                                                  13,773           13,678            14,844
              Amortization of intangibles                                    3,293            2,858             2,858
              Amortization of loan fees                                      1,313            1,345             1,439
              Loss (gain) on disposal of property and equipment                  7              115               (84)
              Changes in assets and liabilities:
                 Decrease in receivables                                       697            5,137             1,203
                 Decrease (increase) in inventories                         (3,406)           2,761            (3,727)
                 Decrease (increase) in prepaid expenses and
                 other current assets                                         (430)             429                72
                 Increase in other assets                                   (2,061)            (544)             (556)
                 Increase (decrease) in income taxes payable                     -             (298)              298
                 Decrease (increase) in deferred taxes                         916           (1,221)             (984)
                 Increase (decrease) in accounts payable                     3,910           (1,280)            2,481
                 Increase (decrease) in accrued expenses                    (1,638)           5,694             6,957
                 Decrease (increase) in income tax receivable                  838             (949)              164
                 Increase (decrease) in other liabilities                     (145)              70                50
---------------------------------------------------------------------------------------------------------------------
                 Net cash provided by operating activities                  19,191           22,190            22,205
-----------------------------------------------------------------------------------------------------------------------
Investing activities:
       Additions to property and equipment                                  (7,855)          (6,910)           (4,390)
       Additions to intangible assets                                       (2,242)            (100)                -
       Additions to other assets                                            (4,071)               -                 -
       Proceeds from sale of property and equipment                          2,551            1,206               287
-----------------------------------------------------------------------------------------------------------------------
                 Net cash used in investing activities                     (11,617)          (5,804)           (4,103)
-----------------------------------------------------------------------------------------------------------------------
Financing activities:
       Proceeds from issuance of long-term debt                              4,000                -                 -
       Payments under revolving line of credit, net                              -           (7,000)           (9,000)
       Payments on long-term debt                                          (12,405)          (7,281)           (3,370)
       Change in stock subscriptions receivable                                  -                -                44
       Issuance of treasury stock, net                                       1,023              321                62
-----------------------------------------------------------------------------------------------------------------------
                 Net cash used in financing activities                      (7,382)         (13,960)          (12,264)
-----------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                      192            2,426             5,838

Cash and cash equivalents at beginning of year                              11,081            8,655             2,817
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $     11,273    $      11,081        $    8,655
=======================================================================================================================

Supplemental information:
       Interest paid                                                  $     25,019     $     25,064         $  25,198
       Income taxes paid                                             $       1,558     $        956         $     552
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

CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
-------------------------------------------------------------------------------


(1) BUSINESS

Carr Gottstein Foods Co. and subsidiaries (Company) is the leading food and drug retailer in Alaska with 49 stores primarily located in Anchorage, as well as in Fairbanks, Juneau, Kenai and other Alaska communities. The Company operates a chain of 16 super-combination food, drug and general merchandise stores under the name Carrs Quality Centers. The Company also operates nine smaller stores under the name Eagle Quality Centers or other names in smaller Alaska communities. The Company is also Alaska's highest-volume alcoholic beverage retailer through its chain of 17 wine and liquor stores operated under the name Oaken Keg Spirit Shops. The Company operates seven small tobacco stores which operate under the name The Great Alaska Tobacco Company. In addition, the Company operates a freight transportation business under the names AOL Express and APR Forwarders, and a full-line food warehouse and distribution center under the name J.B. Gottstein. The Company, through CGF Properties, Inc., owns many of the buildings and shopping centers from which its Carrs, Eagle Quality Centers and Oaken Keg Spirit Shops operate.


(2) ACQUISITION AND BASIS OF PRESENTATION

As of October 12, 1990, CG Acquisition Co. acquired certain assets and liabilities of Carr Gottstein Inc. and other related entities (Predecessor) and changed the corporate name to Carr Gottstein Foods Co. The transactions described above are referred to herein as the Acquisition. The cost of the Acquisition approximated $280,000 and was financed through bank borrowings, issuance of senior notes, subordinated notes and common stock. The Acquisition was accounted for using purchase accounting in which the purchase price was allocated to the acquired assets and liabilities based on their relative estimated fair values. The excess of the purchase price over the fair value of assets and liabilities acquired resulted in identified intangibles of $25,100 and goodwill of $105,700.


(3) CAPITALIZATION

On May 6, 1993, the Company reclassified its common stock into a single class and authorized 25,000 shares of $.01 par value common stock, 10,000 shares of $.01 par value preferred stock and a two for one split for the reclassified common stock. As a result of the split, 5,678 shares were issued and additional paid-in capital was reduced by $57.

During 1993, the Company undertook an initial public offering of its common stock. The shares were issued at an initial price of $14.50 per share. The Company issued 5,824 new shares of common stock and received net proceeds of $77,632. Common stock and additional paid-in capital were increased by $58 and $77,574, respectively.


(4) MERGER AGREEMENT

On August 6, 1998, the Company signed a definitive agreement (the "Merger Agreement"), with Safeway Inc. ("Safeway") and ACG Merger Sub, Inc. ("Acquisition"), a wholly-owned subsidiary of Safeway, pursuant to which Safeway will acquire through the merger (the "Merger") of Acquisition into the Company all outstanding shares of the Company's common stock at a purchase price of $12.50 per share. In addition, Safeway would assume approximately $220 million of debt and will account for the transaction as a purchase. The Board of Directors of the Company approved the Merger Agreement. The consummation of the transactions contemplated by the Merger Agreement, which is subject to certain conditions, including approval of the Company's stockholders, clearance from certain regulatory authorities and receipt of certain consents and court approval, is expected to occur in the second quarter of 1999. Financing is not a condition to complete the transaction.

In connection with the Merger Agreement, Green Equity Investors, L.P. (an affiliate of Leonard Green & Associates, L.P.), the Company's largest stockholder, executed an agreement with Safeway (the "Stockholder Support Agreement") in which it agreed to vote its 2,870 shares of Common Stock, which represented 35.1% of the Company's outstanding stock at the time of the execution of the Merger Agreement, in favor of approval of the Merger Agreement.

The Merger Agreement provides for payment to Safeway of a termination fee and reimbursement of expenses, under certain circumstances, including if the Board, in the exercise of its fiduciary responsibilities, withdraws or modifies its recommendation to the stockholders of the transactions contemplated by the Merger Agreement.

Consent Decree. On February 9, 1999, Safeway, the Company and Acquisition entered into a Consent Decree with the State of Alaska (the "Consent Decree"), in connection with settling a lawsuit filed by the State of Alaska in the Superior Court for the State of Alaska, Third Judicial District at Anchorage (the "Court"), with respect to the Merger (a copy of the Consent Decree may be obtained from the Court). The Consent Decree, which is subject to court approval, requires Safeway and the Company to sell seven stores (the "Stores") -- four Safeway stores located in Anchorage, one Safeway store located in each of Eagle River and Wasilla and the Company store in Fairbanks. Each of these Stores is required to be sold to operating supermarket companies that will be approved by the Attorney General.

The Consent Decree provides for a 60-day public comment period following which the Court will conduct a hearing on the comments, if any, and will determine whether to approve the Consent Decree. The parties have scheduled a hearing before the Court for April 13, 1999. The Merger may not be consummated prior to the entry of an order by the Court approving the Consent Decree, and upon the approval and entry of the Consent Decree by the Court, Safeway and the Company anticipate consummating the Merger shortly thereafter.

Following the Court's approval of the Consent Decree, Safeway and the Company will have six months to obtain approval from the Attorney General of the State of Alaska (the "Attorney General") of signed purchase agreements and proposed transactions to sell the Stores and an additional two months to complete the sales, subject to extensions approved by the Attorney General. The Consent Decree contains provisions for payments by Safeway of up to $1 million for each Store for which it is unable to meet those deadlines. In addition, if the deadlines are not met, the State of Alaska may seek the appointment of a trustee to effect the divestiture of the remaining Stores.

Pursuant to the Consent Decree, until Safeway and the Company have sold the Stores, they have agreed to operate and conduct the business of the Stores in the ordinary course, maintain existing business relationships with each Store's suppliers, customers and employees, maintain inventory levels and selections at each Store and limit increases in the gross profit margins for supermarkets that they operate in the geographic areas in which the Stores are located.

Hart-Scott-Rodino ("HSR") Act. The Merger is subject to review by the Federal Trade Commission (the "FTC") and the Antitrust Division of the Department of Justice (the "DOJ") under the HSR Act. The parties have apprised the FTC of the Consent Decree. The staff of the FTC's Seattle Regional Office has indicated to Safeway and the Company that it is prepared to recommend that the Bureau of Competition grant early termination of the waiting period under the HSR Act, provided that the Court enters the Consent Decree in substantially the same form as agreed to by the parties, and that the Bureau of Competition is in agreement with this position.

AKPIRG Litigation. In late October 1998, an Alaska consumer group, Alaska Public Interest Research Group ("AKPIRG"), and five individuals filed a purported class-action lawsuit in Alaska state court seeking an injunction to prevent the Merger. In February 1999, Safeway and the Company settled with AKPIRG and the individual plaintiffs. The settlement provides that AKPIRG and the individual plaintiffs will no longer oppose the Merger or the Consent Decree and will dismiss the lawsuit.

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

Fiscal Year
The Company's fiscal year is a 52 or 53 week year, ending on the Sunday closest to the calendar year-end. Fiscal year 1998 as presented in the consolidated financial statements consists of 53 weeks and fiscal years 1997 and 1996 consist of 52 weeks. References to fiscal year 1998 represent the 53 week year ending January 3, 1999 and references to fiscal years 1997 and 1996 represent the 52 week years ending December 28, 1997 and December 29, 1996, respectively.

Consolidation
The consolidated financial statements of the Company include the accounts of Carr Gottstein Foods Co. and its divisions; J.B. Gottstein, Carrs Quality Centers and Eagle Quality Centers and its wholly-owned subsidiaries, AOL Express, Inc., APR Forwarders, Inc., Oaken Keg Spirit Shops, Inc., Alaska Advertisers, Inc. and CGF Properties, Inc.. Significant intercompany transactions and accounts have been eliminated from the consolidated financial statements.

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

Depreciation
The costs of buildings, equipment and fixtures are depreciated over their estimated useful lives on a straight-line basis. The components of buildings are depreciated over lives ranging from 10 to 31.5 years or over the respective lease terms, if such periods are shorter. Fixtures and equipment are depreciated over estimated lives of three to 15 years.

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

Income Taxes
The Company files consolidated federal and state income tax returns. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment or cost can be reasonably estimated.

Earnings Per Common Share
Statement of Financial Accounting Standard No. 128, Earnings Per Share, which simplifies the earnings per share calculation and makes the U.S. standard more consistent with international accounting standards, was adopted in 1997 by the Company. Earnings per share data for 1996 was restated to conform with the provisions of SFAS No. 128. Basic earnings per common share are determined by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share are determined by dividing net income (loss) by the weighted average number of common shares outstanding, including common stock options which are dilutive. At January 3, 1999, options to purchase 902 shares of common stock were included in the computation of diluted earnings per share because they were dilutive. At December 28, 1997 and December 29, 1996, options to purchase 1,112 and 1,197 shares of common stock, respectively, were not included in the computation of diluted earnings per share because they were not dilutive.

Impairment of Long-Lived Assets
Statement  of  Financial   Accounting  Standard  No.  121,  Accounting  for  the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, sets forth new standards for determining when long-lived assets are impaired and requires impaired assets to be carried at the lower of cost or fair value. The Company adopted the new standard as of January 1, 1996, which has had no effect on the Company's financial statements.

Stock Option Plan
Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, was adopted by the Company as of January 1, 1996. This statement establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by this statement, the Company has elected to continue to account for stock options using APB Opinion No. 25, Accounting for Stock Issued to Employees, to determine the amount of any compensation expense related to stock options. Consequently, the Company discloses the amount of compensation expense and the impact on net earnings and earnings per share had the fair value method set forth in SFAS No. 123 been used to calculate compensation.

(6) ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                                            January 3,              December 28,
                                                                               1999                     1997
-----------------------------------------------------------------------------------------------------------------------
Wholesale and retail trade                                                  $  10,052                $ 10,593
Tenant                                                                            106                     127
Other                                                                           1,243                   1,492
-----------------------------------------------------------------------------------------------------------------------
                                                                               11,401                  12,212
Less allowance for doubtful accounts                                              585                     699
-----------------------------------------------------------------------------------------------------------------------
  Accounts receivable, net                                                  $  10,816                $ 11,513
=======================================================================================================================


(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:
                                                                            January 3,              December 28,
                                                                               1999                     1997
-----------------------------------------------------------------------------------------------------------------------

Land                                                                      $    24,176              $   24,932
Buildings                                                                      95,868                  95,624
Fixtures and equipment                                                        101,972                  98,087
-----------------------------------------------------------------------------------------------------------------------
                                                                              222,016                 218,643
Less accumulated depreciation                                                  96,402                  84,553
-----------------------------------------------------------------------------------------------------------------------
   Property, plant and equipment, net                                      $  125,614               $ 134,090
=======================================================================================================================


(8) INTANGIBLE ASSETS

Intangible assets consist of the following:
                                                                            January 3,              December 28,
                                                                               1999                     1997
-----------------------------------------------------------------------------------------------------------------------

Goodwill                                                                   $  111,275               $ 107,605
Other intangibles                                                              17,932                  18,485
-----------------------------------------------------------------------------------------------------------------------
                                                                              129,207                 126,090
Less accumulated amortization                                                  40,410                  37,117
-----------------------------------------------------------------------------------------------------------------------
   Intangible assets, net                                                 $    88,797               $  88,973
=======================================================================================================================

(9) REVOLVING LINE OF CREDIT

The Company has a $35,000 revolving line of credit (revolver) available for working capital purposes. The revolver, along with the bank term debt, are secured by substantially all of the Company's assets, except for certain real estate assets. The revolver and term debt agreements contain restrictive covenants. Interest is payable quarterly on the revolver at the lower of prime plus 1.0% or LIBOR plus 2.0%. Availability under the revolver will be reduced by $5,000 on each of December 31, 1999 and 2000. The Company is required to pay an annual commitment fee of 0.5% per annum on the average unused portion of the revolver. There was no outstanding balance on the revolver at January 3, 1999 or December 28, 1997.

(10) LONG-TERM DEBT

Long-term debt consists of the following:

                                                                           January 3,               December 28,
                                                                              1999                      1997
-----------------------------------------------------------------------------------------------------------------------
Firstmortgage notes payable in monthly payments of $426;  including interest at 10.55%; unpaid balance due at maturity of June 1, 2001;
     prepayment penalties apply; secured by real estate                  $     41,073               $  41,871
Senior subordinated notes with interest payable semiannually at
     12.0%; entire balance due at maturity of November 15, 2005;
     prepayment penalties apply; unsecured                                    100,000                 100,000
Bank term note payable with varying semiannual principal
     payments; interest payable quarterly at the lower of
     prime plus 1.0% or LIBOR plus 2.0%, approximately
     8.1% at January 3, 1999; maturity of June 30, 2001                        16,000                  26,500
Bank term note payable with varying semiannual principal
     payments; interest payable quarterly at the lower of
     prime plus 1.3% or LIBOR plus 2.3%, approximately
     8.3% at January 3, 1999; maturity December 31, 2002                       58,200                  59,100
Other notes payable                                                             3,962                     169
-----------------------------------------------------------------------------------------------------------------------
                                                                              219,235                 227,640
Less current maturities of long-term debt                                      11,208                  12,220
-----------------------------------------------------------------------------------------------------------------------
     Total long-term debt                                                 $   208,027               $ 215,420
=======================================================================================================================

The Company's debt agreements contain various restrictive covenants pertaining to net worth levels and dividends; limitations on additional indebtedness and capital expenditures; financial ratios and monthly, quarterly and annual reporting requirements. In addition, the agreements require certain mandatory pre-payment of amounts resulting from real estate or fixed asset sales, increases in outstanding cash balances, issuance of stock, or the issuance of additional debt. Substantially all of the assets of the Company are pledged as security for long-term debt. During 1997, the Company amended its bank agreement whereby its restrictive covenants excluded the impact of the nonrecurring charge taken for expenses principally associated with its decision to close YES Foods and discontinue its wholesaling services to a Russian export business. On April 17, 1998 the Company amended its bank agreement. The amendment reduced the Company's borrowing rates by 50 basis points on its $35.0 million working capital revolver and $23.0 million Term A facilities, and by 75 basis points on its $58.8 million Term B facility. The amendment also modified certain financial covenants and restrictions. The Company was in compliance with all debt agreements at January 3, 1999.

Certain of the Company's debt agreements also contain a restrictive covenant which does not permit the Company to enter into a transaction of merger. The creditor has indicated that the Company was in compliance with this covenant at January 3, 1999, and will continue to be in compliance until the merger with Safeway is consummated. However, at the merger effective date, the covenant will be violated, and long-term debt in the amount of $74,200 will be considered to be in default and callable by the creditor. However, the Company has been advised by Safeway that it is the intention of Safeway to immediately refinance this obligation with other pre-existing credit arrangements after the Merger. The accompanying financial statements do not reflect these obligations as current liabilities; the obligation is classified as a long-term liability in accordance with the original stated maturities.

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
-------------------------------------------------------------------------------
The aggregate maturities of long-term debt for periods subsequent to January 3, 1999, are as follows:

                                    Fiscal year                                Amount
-----------------------------------------------------------------------------------------------------------------------
                                    1999                                   $   11,208
                                    2000                                        4,126
                                    2001                                       46,447
                                    2002                                       36,306
                                    2003                                       21,148
                                    Thereafter                                100,000
-----------------------------------------------------------------------------------------------------------------------
                                                                            $ 219,235
=======================================================================================================================

Interest expense consists of the following:
                                                                              Fiscal year
-----------------------------------------------------------------------------------------------------------------------
                                                         1998                     1997                  1996
-----------------------------------------------------------------------------------------------------------------------
Interest on debt                                    $   24,498                  $ 25,366             $ 26,484
Amortization of loan fees                                1,313                     1,345                1,439
-----------------------------------------------------------------------------------------------------------------------
Interest expense, net                               $   25,811                $   26,711             $ 27,923
=======================================================================================================================

Loan fees are classified as other assets and total $5,638 and $6,513, net of amortization, at January 3, 1999 and December 28, 1997, respectively.

(11) OTHER LIABILITIES

Other long-term obligations consist primarily of self insurance reserves, see "Commitments and Contingencies - Self Insurance" and installment obligations payable to former or current employees arising from deferred compensation agreements of the Predecessor which were assumed in the Acquisition. These obligations are payable over a 10-year period, without interest, commencing on the employee's termination from the Company. Each employee's principal balance, which accrues interest at 8.0% to the date of termination, is discounted from the date the employee attains the age of 65 for current employees or the remaining payoff period for terminated employees.


(12) INCOME TAXES

Income tax expense (benefit) for continuing operations before extraordinary item consists of the following:

                                                                              Fiscal year
-----------------------------------------------------------------------------------------------------------------------
                                                         1998                     1997                  1996
-----------------------------------------------------------------------------------------------------------------------

Current:
Federal                                              $   1,985                 $    (562)            $    782
State                                                      589                      (166)                 232
-----------------------------------------------------------------------------------------------------------------------
                                                         2,574                      (728)               1,014
-----------------------------------------------------------------------------------------------------------------------
Deferred:
Federal                                                    708                      (942)                (759)
State                                                      210                      (279)                (225)
-----------------------------------------------------------------------------------------------------------------------
                                                           917                    (1,221)                (984)
-----------------------------------------------------------------------------------------------------------------------
   Income tax expense (benefit)                      $   3,491                 $  (1,949)           $      30
=======================================================================================================================

Notes To Consolidated Financial Statements

Amounts in Thousands (except for per share data)
-------------------------------------------------------------------------------
A reconciliation of income tax expense (benefit) at the statutory rate of 35% applied to earnings before income taxes and extraordinary item to the Company's effective rate is as follows:

                                                                              Fiscal year
-----------------------------------------------------------------------------------------------------------------------
                                                         1998                     1997                  1996
-----------------------------------------------------------------------------------------------------------------------
Computed "expected" tax expense (benefit)             $  1,965                 $  (2,644)             $  (973)
State income taxes, net of federal benefit                 519                      (290)                   4
Nondeductible goodwill amortization                        925                       925                  925
Other                                                       82                        60                   74
-----------------------------------------------------------------------------------------------------------------------
                                                      $  3,491                 $  (1,949)            $     30
=======================================================================================================================

In July 1997, an examination by the Internal Revenue Service ("IRS") of the Company's federal tax returns for fiscal years 1994 and 1995 was finalized, resulting in no material effect on the results of operations or financial condition of the Company. The examination had no effect on previously recorded expense or net income.

The components of the net deferred tax asset are as follows:

                                                                             January 3,             December 28,
                                                                                1999                    1997
-----------------------------------------------------------------------------------------------------------------------

Deferred tax assets:
       Alternative minimum tax credit carryforward                           $    900                $  4,535
       Intangible assets, due to differences in
          amortization                                                            197                      69
       Financial statement accrual of self-
          insurance costs                                                       1,446                   1,427
       Financial statement accrual for compensated
          absences                                                                675                     671
       Revenues received in advance, amortized
          for financial reporting                                                 315                     638
       Financial statement expense for stock options                              249                     496
       Inventory capitalized for taxes                                            758                     638
Allowance for doubtful accounts                                                   240                     287
       Financial statement accruals not deductible
          until paid                                                            1,020                     510
-----------------------------------------------------------------------------------------------------------------------
             Total gross deferred tax assets                                    5,800                   9,271
-----------------------------------------------------------------------------------------------------------------------

Deferred tax liabilities:
       Property, plant, and equipment, due to
          differences in depreciation                                          (3,243)                 (5,798)

-----------------------------------------------------------------------------------------------------------------------
             Total gross deferred tax liabilities                              (3,243)                 (5,798)
-----------------------------------------------------------------------------------------------------------------------

             Net deferred tax asset                                          $  2,557                $  3,473
=======================================================================================================================

At January 3, 1999 the Company had alternative minimum tax credit carryforwards of approximately $763 and $137 for federal and state income taxes, respectively, which carry forward indefinitely.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on the Company's historical taxable income, adjusted for significant items such as the loss from early retirement of debt and utilization of net operating losses, and expected future taxable income, management believes it is more likely than not that the Company will realize the benefit of deferred tax assets existing at January 3, 1999. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. Therefore, the Company has not provided a valuation allowance. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced.


(13) LEASE COMMITMENTS

The Company leases (as lessee) land, buildings, fixtures and equipment primarily for retail stores and its headquarters under operating leases expiring at various dates through 2019. Generally, these leases include options to renew at the end of the initial lease period. Commitments for future minimum payments under noncancelable operating leases for periods subsequent to January 3, 1999, are as follows:

                               Fiscal Year                        Amount
-------------------------------------------------------------------------------
                                    1999                        $    7,911
                                    2000                             7,895
                                    2001                             7,906
                                    2002                             7,845
                                    2003                             7,794
                                    Thereafter                      66,438
-------------------------------------------------------------------------------
                                                                 $ 105,789
===============================================================================

Rental expense under operating lease agreements include contingency rentals which are based on a certain percentage of sales that are achieved over a set amount of sales determined on an individual store basis. Rental expense is as follows:

 Fiscal year       Minimum payments           Percentage rents         Total
------------------------------------------------------------------------------

  1996                9,338                       355                 9,693
  1997                9,549                        71                 9,620
  1998                8,941                        71                 9,012
==============================================================================

The Company leases five Carrs Stores, six Oaken Keg Stores and its two headquarters buildings from general partnerships controlled by the former owners of the Predecessor. The Company leases two Carrs Store, three Oaken Keg Stores and two neighborhood stores from unaffiliated landlords.

In 1998, Company sold approximately 18 acres of property in Tacoma, Washington, the location of its current cross-dock and warehouse facility. As part of the agreement a replacement cross-dock and warehouse facility was constructed and leased back to the Company. The lease term for this operating lease is 15 years and includes three successive renewal options at the end of the initial term. The Company leases its cross-dock and warehouse facility in Tacoma, Washington from Safeway Inc.

During the first quarter 1998, the Company purchased certain real estate and personal property in Fairbanks and North Pole. As part of the agreement, the Company entered into an operating lease on a 58,000 square foot store in North Pole for an initial lease term of 15 years followed by four successive renewal options.

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
-------------------------------------------------------------------------------

(14) LESSOR

The Company is the lessor of commercial and office facilities. Generally, these operating leases include options to renew at the end of the initial lease period. Substantially all of the leases for commercial facilities provide for minimum rentals and contingent rentals while leases for office facilities are generally for fixed rentals. Minimum annual rentals under noncancelable operating leases for periods subsequent to January 3, 1999 are as follows:

          Fiscal year                         Amount
-------------------------------------------------------------------------------

             1999                          $  1,116
             2000                               838
             2001                               504
             2002                               433
             2003                               344
             Thereafter                         322
-------------------------------------------------------------------------------
                                           $  3,557
===============================================================================

Net rental income related to these operating leases is as follows:

       Fiscal year           Minimum rents          Percentage rents      Related expenses       Net rental incom
-----------------------------------------------------------------------------------------------------------------------
        1996                   1,582                 19                      661                       940
        1997                   1,454                 72                      996                       530
        1998                   1,598                 75                      895                       778
=======================================================================================================================

(15) RETIREMENT AND UNION PENSION PLANS

The Company contributes to a 401(k) retirement savings plan covering substantially all employees qualified by age and length of service, except employees covered by union contracts. The Company employs approximately 3.2 people of which 2.4 or 75% are covered by union contracts. The retirement savings plan allows participant contributions in an amount equal to 15% of the participant's compensation, not to exceed federal statutory maximum contributions. The amount of discretionary Company contributions is determined by the Board of Directors, subject to Internal Revenue Code limitations. Participants are 100% vested in Company contributions. In addition, the Company contributes to union sponsored multiemployer pension plans on behalf of union employees. Contributions to retirement savings and pension plans are as follows:

    Fiscal year              401(k) plan            Pension plans
-------------------------------------------------------------------------------
      1996                        611                  3,445
      1997                        589                  3,505
      1998                        543                  3,533
===============================================================================


(16) INCENTIVE BONUS PLAN

The Company has an incentive bonus plan for key employees. The amount of bonuses distributed to eligible employees and individual bonus awards are based on the Company's financial performance and other criteria set by a committee appointed by the Board of Directors. The cost of this plan approximated $2,260, $1,455, and $0 for fiscal years 1998, 1997and 1996 respectively.

(17) STOCK OPTIONS

Outside Director Plan
The Company has an outside director stock option plan for directors who are not for three years prior to appointment to the Board of Directors an employee of the Company or a partner or employee of Leonard Green & Associates, L.P. Green Equity Investors, L.P. or any partnership controlled by such partnerships. Each outside director is automatically granted the option to purchase 20 shares of common stock at the then fair market value on the date of such appointment or election to the Board of Directors. The options are fully vested upon grant. The plan permits awards with respect to a maximum of 100 shares. As of January 3, 1999 two directors each had outstanding options to purchase 20 shares of common stock at $5.25 per share.

Employee Performance Plan
The Company has a nonqualified performance stock option plan, under which a committee of the Board of Directors may award key employees options to purchase common stock in the Company. The plan permits awards with respect to a maximum of 1,312 shares. In 1998, this plan was amended to permit awards with respect to a maximum of 1,562 shares. As of January 3, 1999, options for 862 shares were outstanding, of which options with respect to 797 shares were fully vested. The committee determines the exercise price of the options and the period over which the options will vest. Options are generally awarded at fair market value of the Company's stock as of the date of the award.

At January 3, 1999, there were 227 additional shares available for grant under the plan. The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $ 2.09, $1.84 and $1.34 respectively, on the date of grant using a qualified option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield 0.0%, risk-free interest rate of 5.8%, volatility of 37.7% and an expected life of seven years; 1997 - expected dividend yield 0.0%, risk-free interest rate of 6.0%, volatility of 39.2% and an expected life of seven years; 1996 - expected dividend yield 0.0%, risk-free interest rate of 7.1% volatility of 38.6% and an expected life of nine years.

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

                                                                       1998             1997             1996
-----------------------------------------------------------------------------------------------------------------------
     Net income (loss)                      As reported              $  2,124        $ ( 5,605)       $  (2,810)
                                            Pro forma                   2,041           (5,727)          (3,066)

     Basic net income (loss) per share      As reported              $   0.26      $     (0.71)       $   (0.36)
                                            Pro forma                    0.25            (0.72)           (0.39)

     Diluted net income (loss) per share    As reported              $   0.25      $     (0.71)       $   (0.36)
                                            Pro forma                    0.24            (0.72)           (0.39)
=======================================================================================================================

Certain of the Company's Board members and executive officers own Common Stock or stock options. Immediately prior to the consummation of the Merger, all unvested stock options issued under the 1991 Stock Option Plan will become vested, and upon consummation of the Merger all outstanding options under the 1991 Stock Option Plan will be exercisable for a per share cash amount equal to the Merger Consideration minus the per share exercise price. Such options will be canceled following the Merger and each optionholder will receive a per share cash payment equal to the difference between the Merger Consideration and the per share exercise price. Stock options held by non-employee directors will be canceled in exchange for a per share cash payment equal to the difference between the Merger Consideration and the per share exercise price.

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
-------------------------------------------------------------------------------
Stock option activity during the periods indicated is as follows:

                                                                        Number of             Weighted-Average
                                                                         Shares                 Exercise Price
-----------------------------------------------------------------------------------------------------------------------
                  Balance at December 31, 1995                               990                   $   3.72
                           Granted                                           235                       3.62
                           Exercised                                         (21)                      2.88
                           Forfeited                                          (7)                      5.12
                           Canceled                                          (35)                      5.88
                           Expired                                            (5)                      4.30
-----------------------------------------------------------------------------------------------------------------------
                  Balance at December 29, 1996                             1,157                   $   3.66
                           Granted                                           110                       4.20
                           Exercised                                        (111)                      2.89
                           Forfeited                                         (19)                      5.25
                           Canceled                                          (35)                      5.25
                           Expired                                           (30)                      5.09
-----------------------------------------------------------------------------------------------------------------------
                  Balance at December 28, 1997                             1,072                   $   3.67
                           Granted                                           110                       5.55
                           Exercised                                        (309)                      3.31
                           Forfeited                                         (11)                      5.28
-----------------------------------------------------------------------------------------------------------------------

                  Balance at January 3, 1999                                 862                   $   4.02
=======================================================================================================================

At January 3, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.88 - $7.50 and seven years, respectively.

The number of shares subject to exercisable options was 797, 1,049 and 1,078 at fiscal year-end 1998, 1997 and 1996, respectively, and the weighted-average exercise price of those options was $3.90, $3.54 and $3.38, respectively.


(18) RELATED PARTY TRANSACTIONS

GEI owns approximately 35% of the Company's common stock. LGA is the general partner of GEI. The Company paid LGA fees of $450 for each of fiscal years 1998, 1997 and 1996, for management consulting and advisory services.


(19) COMMITMENTS AND CONTINGENCIES

Shared Appreciation Agreement
The Company is party to a shared appreciation agreement with the Predecessor which requires the Company to pay the Predecessor 50% of certain proceeds in excess of $65,500 from the financing, refinancing, condemnation, sale or other disposition or realization of value of certain real properties. The cumulative maximum amount payable under the agreement was $7,300 through fiscal year 1994. Beginning in fiscal year 1995, the maximum amount payable is increased by 10% per annum of any remaining unpaid portion of the maximum. As of January 3, 1999, the maximum amount payable is $9,937, of which no amount is currently due as the conditions of the agreement have not been met. Neither the Company nor its Affiliates has paid or has been obligated to pay any amounts pursuant to this agreement.

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


(20) GEOGRAPHIC CONCENTRATION

All of the Company's retail outlets are in Alaska, with nine of its 16 Carrs Quality Centers and nine of its 17 Oaken Keg Stores located in Anchorage, Alaska. In addition, the Company's wholesale distribution business is conducted in Alaska. As a result of this geographic concentration, the Company's growth and operations depend upon economic conditions in Alaska. Because the economy of Alaska is dependent on the natural resources industry, particularly oil, as well as on tourism, commercial fishing, government and U.S. military spending, any deterioration or improvements in these markets could affect the Company.


(21) FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Accounts Receivable
The carrying amount approximates fair value due to the short maturity of these instruments.

Short and Long-Term Debt
The carrying amount of the Company's borrowings under the revolver approximate fair value. The fair value of long-term debt is based on the current rates offered to the Company for debt with similar terms and average maturities. The carrying amount of long-term debt of $219,235 and $227,640 has approximate fair values of $221,754 and $230,591, at January 3, 1999 and December 28, 1997, respectively.

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
-------------------------------------------------------------------------------

(22) SEGMENTS AND RELATED INFORMATION

The company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998. As discussed in Note 1, the Company is engaged principally in one line of business - food and drug retailing - which represents more than 90% of consolidated sales. All other operations, food wholesaler, freight transportation and certain corporate administration expenses, are reported in the Other segment.

The Company evaluates performance based on several factors, of which the primary financial measurement is Net Income before Taxes. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 5).

Information relating to the Company's operations is set forth in the following table:

-----------------------------------------------------------------------------------------------------------------------

Fiscal year 1998                                                        Retail            Other          Total
-----------------------------------------------------------------------------------------------------------------------
Net sales from external customers                                        545,152          56,717         601,869
Income before income taxes                                                 8,141         (2,526)           5,615
Total assets                                                             259,338          53,383         312,721
=======================================================================================================================

Fiscal year 1997
-----------------------------------------------------------------------------------------------------------------------

Net sales from external customers                                        514,560          74,714         589,274
Income before income taxes                                                 4,860        (12,414)         (7,554)
Total assets                                                             258,532          56,933         315,465
=======================================================================================================================

Fiscal year 1996
-----------------------------------------------------------------------------------------------------------------------

Net sales from external customers                                        521,291          91,285         612,576
Income before income taxes                                                   461         (3,241)         (2,780)
Total assets                                                             275,186          55,658         330,844
=======================================================================================================================

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
-------------------------------------------------------------------------------
(23) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Following is a presentation of selected financial data for each of the four quarters of fiscal year 1998 and 1997. The fourth quarter 1998 consist of 14 weeks, all other quarters consist of 13 weeks:

                                                        First           Second            Third           Fourth
                                                       quarter          quarter          quarter         quarter
-----------------------------------------------------------------------------------------------------------------------
     1998:
         Sales                                      $  135,113        $  150,229       $  155,427     $  161,100
         Gross profit                                   39,466            44,143           45,132         46,676
         Operating income                                5,909             8,143            9,024          8,357
         Net income (loss)                                (634)              682            1,345            731
         Basic net income (loss) per share               (0.08)             .08               .16            .09
         Diluted net income (loss) per share             (0.07)             .08               .16            .09
         Average shares outstanding                      8,147             8,213            8,242          8,245
         Average shares outstanding-diluted              8,774             8,728            8,577          8,573

     1997:
         Sales                                      $  141,467        $  152,029       $  152,007     $  143,771
         Gross profit                                   40,992            43,700           43,431         42,512
         Operating income                                5,478            (1,422)           7,964          7,510
         Net income (loss)                              (1,019)           (5,075)             339            150
         Basic net income (loss) per share               (0.13)           (0.64)              .04            .02
         Diluted net income (loss) per share             (0.13)           (0.64)              .04            .02
         Average shares outstanding                      7,883             7,932            7,934          7,937
         Average shares outstanding-diluted              7,883             7,932            8,653          8,482

=======================================================================================================================

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
-------------------------------------------------------------------------------

(24) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company issued $100,000 of senior subordinated unsecured notes on November 15, 1995. CGF Properties, Inc. has not guaranteed the unsecured notes and financial information for this wholly-owned subsidiary is presented separately. All of the Company's other direct and indirect subsidiaries, AOL Express, Inc., APR Forwarders, Inc., Oaken Keg Spirit Shops, Inc. and Alaska Advertisers, Inc., are wholly-owned and have fully and unconditionally guaranteed the unsecured notes on a joint and several basis and, accordingly, are presented on a combined basis. Parent company only information is presented for Carr Gottstein Foods Co., which reflects only its business activity and its wholly-owned subsidiaries accounted for using the equity method. Separate financial statements and other disclosures for the guarantor subsidiaries are not presented because in the opinion of management such information is not material.

The following are condensed consolidating balance sheets:

Balance Sheet                          Non-Guarantor         Guarantor        Parent
                                         Subsidiary         Subsidiaries      Company
January 3, 1999                        CGF Properties       (Combined)         Only          Elimination
Consolidated
-----------------------------------------------------------------------------------------------------------------------
                Assets
Inventories                             $           -        $   4,020      $   49,982$             -      $   54,002
Other current assets                            7,931           79,453          (1,430)       (58,000)         27,954
-----------------------------------------------------------------------------------------------------------------------
         Total current assets                   7,931           83,473          48,552        (58,000)         81,956

Property, plant and equipment, net             61,845            2,323          61,446              -         125,614
Intangible, net                                     -                -          88,797              -          88,797
Investments in subsidiaries                         -                -         109,513       (109,513)              -
Other assets                                        -              673          15,681              -          16,354
-----------------------------------------------------------------------------------------------------------------------
                                             $ 69,776         $ 86,469       $ 323,989     $ (167,513)      $ 312,721
=======================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities                         $   1,160       $    5,322       $ 124,982     $  (58,000)     $   73,464
Long-term debt, excluding current
   maturities                                  40,250                -         167,777              -         208,027
Other liabilities                                   -                -           3,769              -           3,769
-----------------------------------------------------------------------------------------------------------------------
         Total liabilities                     41,410            5,322         296,528        (58,000)        285,260
-----------------------------------------------------------------------------------------------------------------------

Common stock                                       10               44              97            (54)             97
Additional paid-in capital                     28,966           39,381          50,992        (68,347)         50,992
Retained earnings (deficit)                      (610)          41,722         (14,025)       (41,112)        (14,025)
-----------------------------------------------------------------------------------------------------------------------
                                               28,366           81,147          37,064       (109,513)         37,064

Less treasury stock                                 -                -           9,603              -           9,603
-----------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity            28,366           81,147          27,461       (109,513)         27,461
-----------------------------------------------------------------------------------------------------------------------

                                             $ 69,776         $ 86,469       $ 323,989     $ (167,513)      $ 312,721
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
=======================================================================================================================

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
-------------------------------------------------------------------------------

The following are condensed consolidating statements of operations:

Statement of Operations                Non-Guarantor         Guarantor        Parent
                                         Subsidiary         Subsidiaries    Company
Fiscal year 1998                       CGF Properties       (Combined)         Only          Elimination
Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales                                  $          -           $ 81,832       $ 561,133      $ (41,096)      $ 601,869
Cost of merchandise sold, including
   warehousing and transportation                 -             59,404         408,144        (41,096)        426,452
----------------------------------------------------------------------------------------------------------------------
         Gross profit                             -             22,428         152,989              -         175,417

Operating and administrative
   (income) expenses                         (5,514)            10,328         139,170              -         143,984
-----------------------------------------------------------------------------------------------------------------------
         Operating income                     5,514             12,100          13,819              -          31,433

Interest expense, net                        (4,744)                 -         (21,067)             -         (25,811)
Other expense                                     -                  -              (7)             -              (7)
Equity in subsidiary earnings                     -                  -           7,593         (7,593)              -
-----------------------------------------------------------------------------------------------------------------------
         Income before income tax               770             12,100             338         (7,593)         (5,615)

Income tax (expense) benefit                   (316)            (4,961)          1,786              -          (3,491)
-----------------------------------------------------------------------------------------------------------------------

         Net income                       $     454          $   7,139      $    2,124      $  (7,593)      $   2,124
=======================================================================================================================

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
-------------------------------------------------------------------------------

Statement of Operations                Non-Guarantor         Guarantor        Parent
                                         Subsidiary         Subsidiaries    Company
Fiscal year 1997                       CGF Properties       (Combined)         Only        Elimination    Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales                                  $          -           $ 78,176       $ 551,205      $ (40,107)      $ 589,274
Cost of merchandise sold, including
   warehousing and transportation                 -             57,142         401,604        (40,107)        418,639
----------------------------------------------------------------------------------------------------------------------
         Gross profit                             -             21,034         149,601              -         170,635

Operating and administrative
   (income) expenses                         (5,218)            11,141         145,182              -         151,105
-----------------------------------------------------------------------------------------------------------------------
         Operating income                     5,218              9,893           4,419              -          19,530

Interest expense, net                        (4,456)                 -         (22,255)             -         (26,711)
Other expense                                     -                  -            (373)             -            (373)
Equity in subsidiary earnings                     -                  -           6,287         (6,287)              -
-----------------------------------------------------------------------------------------------------------------------
         Income before income tax               762              9,893         (11,922)        (6,287)         (7,554)

Income tax (expense) benefit                   (312)            (4,056)          6,317              -           1,949
-----------------------------------------------------------------------------------------------------------------------

         Net income (loss)                $     450          $   5,837      $   (5,605)     $  (6,287)     $   (5,605)
======================================================================================================================

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
-------------------------------------------------------------------------------

Statement of Operations                Non-Guarantor         Guarantor        Parent
                                         Subsidiary         Subsidiaries     Company
Fiscal year 1996                       CGF Properties       (Combined)         Only        Elimination    Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales                                   $         -           $ 75,159       $ 574,182      $ (36,765)      $ 612,576
Cost of merchandise sold, including
   warehousing and transportation                 -             54,261         425,500        (36,765)        442,996
-----------------------------------------------------------------------------------------------------------------------
         Gross profit                             -             28,898         148,682              -         169,580

Operating and administrative
   (income) expenses                         (5,155)            11,884         137,796              -         144,525
-----------------------------------------------------------------------------------------------------------------------
         Operating income                     5,155              9,014          10,886              -          25,055

Interest expense, net                        (4,522)                 -         (23,401)             -         (27,923)
Other income                                      -                  -              88              -              88
Equity in subsidiary earnings                     -                  -           5,691         (5,691)              -
-----------------------------------------------------------------------------------------------------------------------
         Income before income tax               633              9,014          (6,736)        (5,691)         (2,780)

Income tax (expense) benefit                   (260)            (3,696)          3,926              -             (30)
-----------------------------------------------------------------------------------------------------------------------

         Net income (loss)              $       373          $   5,318      $   (2,810)     $  (5,691)     $   (2,810)
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

Statement of Cash Flows                                    Non-Guarantor       Guarantor       Parent
                                                            Subsidiary       Subsidiaries      Company
Fiscal year 1998                                          CGF Properties      (Combined)        Only      Consolidated
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities        $      2,616      $  (1,731)    $   18,306      $   19,191
-----------------------------------------------------------------------------------------------------------------------

Investing activities
         Addition to property and equipment                      (1,816)          (687)        (5,352)         (7,855)
         Proceeds from sale of property and equipment                 -          2,418            133           2,551
         Additions to intangible assets                               -              -         (2,242)         (2,242)
         Additions to other assets                                    -              -         (4,071)         (4,071)
-----------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities           (1,816)         1,731        (11,532)        (11,617)
-----------------------------------------------------------------------------------------------------------------------

Financing activities
         Payments on long-term debt                                (799)             -        (11,421)        (12,220)
         Issuance of note payable                                     -              -          4,000           4,000
         Payments on note payable                                     -              -           (185)           (185)
         Issuance of treasury stock                                   -              -          1,023           1,023
-------------------------------------------------------------------------------------------------------------------------
   Net cash used in financing activities                           (799)             -         (6,583)         (7,382)
-----------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                             1              -            191             192

-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                       53            106         10,922          11,081

-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                     $       54       $    106    $    11,113     $    11,273
=======================================================================================================================

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
-------------------------------------------------------------------------------

Statement of Cash Flows                                    Non-Guarantor       Guarantor       Parent
                                                            Subsidiary       Subsidiaries      Company
Fiscal year 1997                                          CGF Properties      (Combined)        Only      Consolidated
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                    $      661          $  43     $   21,486      $   22,190
-----------------------------------------------------------------------------------------------------------------------

Investing activities
         Addition to property and equipment                           -            (43)        (6,967)         (7,010)
         Proceeds from sale of property and equipment                 -              -          1,206           1,206
-----------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                              -            (43)        (5,761)         (5,804)
-----------------------------------------------------------------------------------------------------------------------

Financing activities
         Net payments under line of credit                            -              -         (7,000)         (7,000)
         Payments on long-term debt                                (661)             -         (6,620)         (7,281)
         Purchase of treasury stock                                   -              -            321             321
-----------------------------------------------------------------------------------------------------------------------
   Net cash used in financing activities                           (661)             -        (13,299)        (13,960)
-----------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                             -              -          2,426           2,426

Cash and cash equivalents at beginning of year                       53            106          8,496           8,655
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                     $       53       $    106   $     10,922     $    11,081
=======================================================================================================================

Notes to Consolidated Financial Statements

Amounts in Thousands (except for per share data)
-------------------------------------------------------------------------------

Statement of Cash Flows                                    Non-Guarantor       Guarantor       Parent
                                                            Subsidiary       Subsidiaries      Company
Fiscal year 1996                                          CGF Properties      (Combined)        Only      Consolidated
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                    $      548         $  417     $   21,240      $   22,205
-----------------------------------------------------------------------------------------------------------------------

Investing activities
         Addition to property and equipment                           -           (368)        (4,022)         (4,390)
         Proceeds from sale of property and equipment                 -              -            287             287
-----------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                              -           (368)        (3,735)         (4,103)
-----------------------------------------------------------------------------------------------------------------------

Financing activities
         Net payments under line of credit                            -              -         (9,000)         (9,000)
         Payments on long-term debt                                (548)             -         (2,822)         (3,370)
         Purchase of treasury stock                                   -              -             62              62
         Change in stock subscriptions receivable                     -              -             44              44
-----------------------------------------------------------------------------------------------------------------------
   Net cash used in financing activities                           (548)             -        (11,716)        (12,264)
-----------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                             -             49          5,789           5,838

Cash and cash equivalents at beginning of year                       53             57          2,707           2,817
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                     $       53       $    106    $     8,496      $    8,655
======================================================================================================================

                   CARR-GOTTSTEIN FOODS CO. AND SUBSIDIARIES

                               Index to Exhibits
                                                                   Sequentially
Exhibit No.     Description                                        Numbered

2.1(1)          Agreement and Plan of Merger Among Carr Gottstein Foods Co.,
                Safeway Inc. and ACG Merger Sub, Inc.
3.1(2)          Restated Certificate of Incorporation
3.3(3)          Restated Bylaws
4.1(4)          Indenture dated as of November 15, 1995 among Registrant, the certain subsidiaries of Registrant and U.S. Trust company of
                California, N.A., as Trustee
4.2(4)          Registration  Rights  Agreement  dated as of  November  15, 1995
                among  Registrant,   certain  subsidiaries  of  Registrant,  and
                Donaldson,   Lufkin,  &  Jenrette  Securities  Corporation,   BT
                Securities Corporation and Goldman, Sachs & Co.
4.3             Form of Note Certificate (included in Exhibit 4.1)
4.4(6)          First Supplemental Indenture among Carr-Gottstein Foods Co., the guarantors named therein and U.S. Trust Company of
                California, N.A., as Trustee
10.1(5)         Deed of Trust, Assignment of Rents, Security Agreement and
                Fixture filing dated October 11, 1991 by and between CGF
                Properties, Inc., Stewart Title Company of Alaska, Inc., and
                Teachers Insurance and Annuity Association of America
10.2(5)         Assignment of Lessor's Interest in lease dated October 11, 1991 by Registrant in favor of Teachers Insurance and Annuity
                Association of America
10.3(5)         Environmental Indemnity dated October 11, 1991 by Registrant payable to Teachers Insurance and Annuity Association of America
10.8(5)         Carr-Gottstein Foods Co. 1991 Stock Option Plan
10.14(5)        Shared Appreciation Agreement dated October 12, 1990 between
                Carr-Gottstein Foods Co. and Registrant
10.22(5)        Amended and Restated Retail Lease (Huffman Shopping Center)
                dated October 12, 1990 between Labar Co. and Registrant
10.65(7)        Carr-Gottstein Foods Co. Retirement Savings & Investment Plan
                and Trust as Amended and Restated July 1, 1991
10.66(7)        Oaken Keg Spirit Shops Retirement Savings & Investment Plan and
                Trust as Amended and Restated July 1, 1991
10.67(7)        Amendment to the Carr-Gottstein 1991 Stock Option Plan
10.71(8)        Form of Assignment and Assumption Agreement
10.72(8)        Form of Assignment of Leases and Rents
10.73(8)        Form of Environmental Indemnity Agreement
10.74(8)        Form of Fee Mortgage
10.75(8)        Form of Leasehold Mortgage
10.79(8)        Swing Line Loan Promissory Note ($5,000,000) between Registrant and Bankers Trust Company
10.80(8)        Guaranty Agreement
10.81(8)        Security Agreement
10.82(8)        Pledge Agreement
10.83(8)        Collateral Account Agreement
10.97(9)        1991 Outside Directors Stock Option Plan
10.99(10)       Employment Agreement - Lawrence Hayward
10.101(11)      Employment Agreement - Donald Anderson
10.102(12)      Amended and Restated Credit Agreement,  dated as of November 15,
                1995  among  Registrant,   certain  lenders  and  Bankers  Trust
                Company, as agent
10.103(13)      Management Service Agreement between Registrant and  Leonard
                Green & Associates, L.P.
10.104(1)       Amendment to the Carr-Gottstein 1991 Stock Option Plan
10.105(1)       Amendment to the Carr-Gottstein 1994 Stock Option Plan
10.106(1)       1998 Severance Plan
10.107(1)       Amendment to Employment Agreement - Lawrence H. Hayward

10.108(1)       Amendment to Employment Agreement - Donald J. Anderson
10.109(1)       Amendment to Employment Agreement - Jeff L. Philipps
10.110(1)       1998 Special Bonus Plan
21(13)          Subsidiaries of Registrant

(1) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998.
(2) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 1993.
(3) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 3, 1993
(4) Incorporated by reference to the exhibit filed with the Registrant's Amendment Number 2 to Schedule 13E-4 first published on October 13, 1995
(5) Incorporated by reference to the exhibit filed with the Registrant's Form S-1 Registration Statement filed on May 21, 1993.
(6) Incorporated by reference to the exhibit filed with the Registrant's Form 8-K filed on March 14, 1996.
(7) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 1993.
(8) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 3, 1993.
(9) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1994.
(10) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1994.
(11) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1995.
(12) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 1995.
(13) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-4 on December 19, 1995.